Form 10-Q
period 1999-06-30
BARNESANDNOBLE COM INC
filed 1999-08-16
CIK 1069665

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

                       Commission File Number: 0-26063

                           barnesandnoble.com inc.
            (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                      13-3926499
    (State or Other Jurisdiction of                       (I.R.S. Employer
     Incorporation or Organization)                      Identification No.)

     76 Ninth Avenue, New York, NY                            10011
 (Address of Principal Executive Offices)                   (Zip Code)

                                (212) 414-6000
             (Registrant's Telephone Number, Including Area Code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes         No   X
   ------      -----

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of July 31, 1999 was 28,899,210, one and one, respectively.

                           barnesandnoble.com inc.

                                June 30, 1999

                              Index to Form 10-Q



                                                                       Page No.
                                                                       --------

PART I -      FINANCIAL INFORMATION

Item 1:       Financial Statements.....................................     3

Item 2:       Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................     7

Item 3:       Quantitative and Qualitative Disclosure About Market
              Risk.....................................................    13

PART II -     OTHER INFORMATION........................................

Item 1:       Legal Proceedings........................................    14

Item 2:       Changes in Securities and Use of Proceeds ...............    14

Item 3:       Defaults upon Senior Securities..........................    15

Item 4:       Submission of Matters to a Vote of Security Holders......    15

Item 5:       Other Information........................................    15

Item 6:       Exhibits and Reports on Form 8-K.........................    15

              Signatures...............................................    16

                        PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                           barnesandnoble.com inc.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (thousands of dollars, except per share data)
                                 (unaudited)

                                                                   Pro forma (2)                     Pro forma (2)
                                                                 three months ended                 six months ended
                                      Since inception      ------------------------------    ---------------------------------
                                     March 10, 1999 to        June 30,         June 30,          June 30,           June 30,
                                     June 30, 1999 (1)          1999             1998              1999               1998
                                     -------------------    -------------    -------------    --------------     --------------

Net sales                                 $ 17,078             $  39,065       $  11,380        $  71,382          $  20,393

Cost of sales                               13,411                30,482           8,733           55,498             15,736
                                          --------             ---------       ---------         --------          ---------
    Gross profit                             3,667                 8,583           2,647           15,884              4,657
                                          --------             ---------       ---------         --------          ---------
Operating expenses:
    Marketing and sales                      9,494                22,881          19,471           41,790             26,084
    Product development                      1,620                 4,049           2,129            7,568              3,933
    General and administrative               3,095                 6,937           4,782           13,044              7,871
                                          --------             ---------       ---------         --------          ---------
       Total operating expenses             14,209                33,867          26,382           62,402             37,888
                                          --------             ---------       ---------         --------          ---------
Loss from operations                       (10,542)              (25,284)        (23,735)         (46,518)           (33,231)
Interest income, net                         2,723                 3,330              --            4,346                 --
                                          --------             ---------       ---------         --------          ---------
    Loss before minority interest           (7,819)              (21,954)        (23,735)         (42,172)           (33,231)

Minority interest                            6,309                17,563          18,988           33,738             26,585
                                          --------             ---------       ---------         --------          ---------
     Net loss                              $(1,510)            $  (4,391)      $  (4,747)       $  (8,434)            (6,646)
                                          ========             =========       =========         ========          =========
Basic and diluted loss before
    minority interest per share             ($0.05)               ($0.15)         ($0.17)          ($0.29)            ($0.23)

Basic and diluted weighted average
    shares outstanding if
    converted (3)                          143,798               143,769         143,750          143,760            143,750

Basic and diluted net loss per
     common share                           ($0.05)               ($0.15)         ($0.17)          ($0.29)            ($0.23)
Basic and diluted weighted average
     common shares outstanding              28,783                28,763          28,750           28,757             28,750


(1) barnesandnoble.com inc. was incorporated on March 10, 1999 but had no activity until the Company's initial public offering on May 25, 1999.

(2) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc was completed as of the beginning of the earliest date presented.

(3) Represents total shares outstanding as if all outstanding membership units in barnesandnoble.com llc had been converted into outstanding shares of barnesandnoble.com inc. for all periods presented.


See accompanying notes to financial statements.

                           barnesandnoble.com inc.
                         CONSOLIDATED BALANCE SHEETS
               (in thousands of dollars, except per share data)
                                 (unaudited)


                                                                                       June 30,             December 31
                                                                                         1999                 1998(1)
                                                                                    -----------------    -------------------
                                                                                       (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                           $ 360,231            $  96,940
    Marketable securities                                                                 262,509                   --
    Receivables, net                                                                        7,598                2,387
    Merchandise inventories                                                                 2,023                1,579
    Prepaid expenses and other current assets                                               8,907               10,770
                                                                                        ---------            ---------
      Total current assets                                                                641,268              111,676
                                                                                        ---------            ---------
Fixed assets, net                                                                          47,632               39,770
Restricted cash                                                                                --               50,393
Other non-current assets                                                                      130                  305
                                                                                        ---------            ---------
    Total assets                                                                        $ 689,030            $ 202,144
                                                                                        =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                   $   3,451            $      --
     Accrued liabilities                                                                   15,737               19,804
     Due to affiliate                                                                       8,231               13,191
                                                                                        ---------            ---------
         Total current liabilities                                                         27,419               32,995
                                                                                        ---------            ---------
Minority interest                                                                         529,289              169,149

Stockholders' equity:
      Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none
        issued and outstanding                                                                 --                   --
      Common Stock Class A; $0.001 par value;
        750,000,000 shares authorized; 28,808,116 and 0 shares issued and
        outstanding                                                                            29                   --
      Common Stock Class B; $0.001 par value; 1,000 shares authorized; 1
        and 0 shares issued and outstanding                                                    --                   --
      Common Stock Class C; $0.001 par value; 1,000 shares authorized; 1
        and 0 shares issued and outstanding                                                    --                   --
      Paid-in capital                                                                     133,803
      Accumulated deficit                                                                  (1,510)
                                                                                        ---------            ---------
           Total stockholders' equity                                                     132,322                   --
                                                                                        ---------            ---------
      Total liabilities and stockholders' equity                                        $ 689,030            $ 202,144
                                                                                        =========            =========

(1) Represents the balance sheet of barnesandnoble.com llc and reflects membership interest as minority interest.

See accompanying notes to financial statements.

                           barnesandnoble.com inc.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               (in thousands of dollars, except per share data)
                                 (unaudited)


                                                                                                      Pro forma (1)
                                                                       Since                         six months ended
                                                                      inception              ---------------------------------
                                                                   March 10, 1999 to             June 30,          June 30,
                                                                     June 30, 1999                 1999              1998
                                                                 -----------------------     ----------------    -------------
Cash flows from operating activities:
    Net loss                                                           $   (1,510)              $   (8,434)        $  (6,646)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
          Depreciation and amortization                                     1,036                    5,548             2,852
          Loss on sale of fixed assets                                         --                       --               205
          Increase in receivables, net                                     (3,972)                  (5,211)             (551)
          Decrease (increase) in merchandise inventories                      117                     (443)              (41)
          Decrease (increase) in prepaid expenses and other
              current assets                                                1,538                    1,863            (2,787)
          Increase (decrease) in accounts payable                             930                    3,451            (2,682)
          Increase (decrease) in due to affiliate                              --                   (4,960)               --
          Increase (decrease) in accrued liabilities                        3,965                   (4,067)            5,504
          Decrease in minority interest                                    (6,309)                 (33,738)          (26,585)
                                                                       ----------               ----------         ---------
             Net cash flows from operating activities                      (4,205)                 (45,991)          (30,731)
                                                                       ----------               ----------         ---------

Cash flows from investing activities:
          Purchases of fixed assets                                        (5,488)                 (13,404)          (17,409)
          Purchases of marketable securities                             (262,509)                (262,509)               --
          Decrease in restricted cash                                          --                   50,393                --
          Proceeds from sale of fixed assets                                   --                       --               200
          Net assets of barnesandnoble.com llc at date of
             acquisition                                                   97,729                       --                --
          Decrease (increase) in other non-current assets                      70                      168            (2,093)
                                                                       ----------               ----------         ---------
             Net cash flows from investing activities                    (170,198)                (225,352)          (19,302)
                                                                       ----------               ----------         ---------

Cash flows from financing activities:
          Proceeds from initial public offering                           484,382                  484,382                --
          Capital contributions from members                               50,000                   50,000            50,033
          Proceeds from exercise of stock options                             252                      252                --
                                                                       ----------               ----------         ---------
             Net cash flows from financing activities                     534,634                  534,634            50,033
                                                                       ----------               ----------         ---------

Net change in cash and cash equivalents                                   360,231                  263,291                --

Cash and cash equivalents at beginning of period                               --                   96,940                --
                                                                       ----------               ----------         ---------

Cash and cash equivalents at end of period                             $  360,231               $  360,231         $      --
                                                                       ==========               ==========         =========


(1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc was completed as of the beginning of the earliest date presented.


See accompanying notes to financial statements.

                           barnesandnoble.com inc.
                       NOTES TO CONSOLIDATED FINANCIAL
                 STATEMENTS For the six months ended June 30,
                            1999 and June 30, 1998
               (in thousands of dollars, except per share data)
                                 (unaudited)


      The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. and barnesandnoble.com llc.

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of June 30, 1999 and the pro forma results of its operations and its cash flows for the six months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The Company followed the same accounting policies in preparation of this report as in such Registration Statement. Pro forma operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(1)   Organization
      ------------

      barnesandnoble.com inc. ("the Company") is a holding company whose sole asset is a 20.0% equity interest in barnesandnoble.com llc ("bn.com") and whose business is currently acting as the sole manager of bn.com. As sole manager of bn.com, the Company controls all major business decisions of bn.com. Barnes & Noble, Inc. and Bertelsmann AG each beneficially own a 40.0% equity interest in bn.com. The acquisition of the Company's ownership interest in bn.com resulted in consolidation of the Company with bn.com based on the Company's control as sole manager of bn.com. As reflected in the consolidated statements of operations, the loss before minority interest represents the total consolidated loss for the period and the net loss represents the portion of the loss attributable to the Company.

(2)   Investments
      -----------

      The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered marketable securities. The Company classified investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

      At June 30, 1999, short-term investments in marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at June 30, 1999 were not significant.

(3)   Stockholders' Equity
      --------------------

       On May 25, 1999, the Company completed its initial public offering of 28,750,000 shares of its Class A Common Stock. Net proceeds to the Company aggregated to approximately $484,382,000.

Item 2:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Overview
--------

      The Company is a holding company whose sole asset is its 20.0% equity interest in bn.com and whose sole business is acting as sole manager of bn.com. bn.com launched its initial online store in March 1997 and since that time has become the fourth largest e-commerce Web site, based on the Media Metrix June 1999 report.

      bn.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Through June 1999 bn.com has offered for sale both new and out of print books, software and magazine subscriptions. In July 1999, bn.com launched its online music store which features the first online classical music superstore and has over 16 categories of music with over 1,000 sub-categories. The Company intends to continue to expand its product offering within the broad categories of knowledge, information, education and entertainment.

      The results of operations discussed hereafter include the consolidated results of the Company and bn.com. In view of the rapidly changing nature of bn.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of bn.com, including gross profit margin and operating expenses as a percentage of sales are not necessarily meaningful and should not be relied upon as an indication of future performance.

Pro Forma Results of Operations
-------------------------------

Net Sales

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)
Net sales           $ 39,065          $11,380              243%                $71,382            $20,393                250%

      Net sales are composed of sales of books and related products, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers. International sales represented 8.8% and 11.5% of net sales for the six months ended June 30, 1999 and 1998, respectively.

Gross Profit

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)

Gross profit        $8,583            $2,647              224%                 $15,884             $4,657                 241%

Gross margin         22.0%             23.3%                                     22.3%              22.8%

      Gross profit is sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Although gross profit increased in absolute dollars due to the Company's increased sales volume, gross margin decreased slightly primarily as a result of an increase, from 40% to 50%, in the discount offered on New York Times best sellers.

      The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. In particular, the Company has launched its new online music store. Gross margin on music sales is lower than gross margin on new book sales, therefore to the extent music becomes a larger portion of the Company's product mix, it is expected to have a proportionate impact on overall product gross margin.

Marketing and Sales

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)
Marketing and
   sales             $22,881           $19,471            18%                  $41,790            $26,084               60%

Percentage of
   net sales           58.6%            171.1%                                   58.5%             127.9%

      Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs not included in cost of sales, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to the increases in the Company's advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue pursuing its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth.


Product Development

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)
Product
   development       $4,049            $2,129             90%                  $7,568             $3,933                 92%

Percentage of
   net sales          10.4%             18.7%                                   10.6%              19.3%

      Product development expenses consist principally of payroll and related expenses for development, editorial and network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems, as well as increased investment in systems and telecommunications infrastructure, including investments associated with entry into music sales and operating expenses associated with the significant increase in net sales. The Company believes that continued investment in product development is critical to attaining its strategic objectives. As a result, the Company expects product development expenses to continue to increase.

General and Administrative

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)
General and
   administrative    $6,937           $4,782              45%                  $13,044             $7,871              66%

Percentage of
   net sales          17.8%            42.0%                                     18.3%              38.6%

      General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel, legal and other professional fees related to the Company's growth and expanded activities and an increase in depreciation and amortization. Such expenses decreased as a percentage of net sales due to the significant increase in net sales and the effects of leveraging these expenses over a larger sales base. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business, however, the Company expects to see continued decreases of general and administrative expenses as a percentage of sales.

Interest Income, Net

                                 Three Months Ended                                           Six Months Ended
                 --------------------------------------------------       -------------------------------------------------------
                    June 30,          June 30,                                June 30,            June 30,
                     1999              1998            % Change                1999                1998             % Change
                 --------------    -------------    ---------------       ----------------    ---------------    ----------------
                           (in thousands)                                             (in thousands)
Interest income,
    net              $3,330             $ --                                  $4,346               $ --                 --

Percentage of
    net Sales          8.5%               --                                    6.1%                 --

      Interest income on cash and marketable securities increased due to the higher cash balances resulting from the Company's financing activities. In addition to the approximately $484.4 million raised through the Company's initial public offering, the Company has received $200 million of capital investment by bn.com's members since November 1998.

Income Taxes

      The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Liquidity and Capital Resources
-------------------------------

      As of June 30, 1999, the Company's cash, cash equivalents and short-term marketable securities were $622.7 million, compared to $96.9 million on December 31, 1998. On May 25, 1999, the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million and reclassified $50.4 million from restricted cash to marketable securities.

      Net cash flows used by operating activities were $46.0 million for the six months ended June 30, 1999 and $30.7 million for the six months ended June 30, 1998. Cash used in 1999 was primarily attributable to a net loss of $8.4 million and a corresponding decrease in minority interest of $33.7 million. In addition, receivables increased $5.2 million, payables to affiliates decreased $5.0 million and accrued liabilities decreased $4.1 million. This was partially offset by depreciation and amortization of $5.5 million and a $3.5 million increase in accounts payable. Cash used in 1998 was primarily attributable to a net loss of $6.6 million and a corresponding decrease in minority interest of $26.6 million. In addition, accounts payable decreased $2.7 million and prepaid expenses and other current assets increased $2.8 million. This was partially offset by a $5.5 million increase in accrued liabilities and depreciation and amortization of $2.9 million.

      Net cash used in investing activities of $225.4 million for the six months ended June 30, 1999 was attributable to a $262.5 million increase in marketable securities and purchases of fixed assets of $13.4 million, partially offset by a $50.4 million decrease in restricted cash. Net cash used in investing activities of $19.3 million for the six months ended June 30, 1998 was primarily attributable to purchases of fixed assets.

      Net cash flows from financing activities were $534.6 million in the first six months of 1999 due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million. Net cash flows from financing activities of $50.0 million for the first six months of 1998 resulted from capital contributions.

      As of June 30, 1999, the Company's principal sources of liquidity consisted of $360.2 million of cash and cash equivalents and $262.5 million of marketable securities. As of that date, the Company's principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. Although the Company has no material commitments for capital expenditures, it anticipates a substantial increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel. The Company expects to establish two warehouse locations within the next twelve to eighteen months, which will require it to commit to lease obligations and stock inventories, and to purchase equipment and install leasehold improvements. In the future, the Company will support larger inventories in order to enhance service and availability to customers and achieve purchasing efficiencies.

      The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short term investments in addition to cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

Year 2000
---------

Year 2000 Compliance

      Beginning in the Year 2000, the date fields coded in some software products and computer systems will need to accept four digit entries in order to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such Year 2000 requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance issues.

State of Readiness

      bn.com has developed a remediation plan for the Year 2000 issue that involves identification, assessment and testing of the equipment and systems affected:

      o an assessment of information technology (IT) equipment and systems, which includes web servers and web serving technology, has been done;
      o an assessment of non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other systems has been completed; and
      o the readiness of significant third party vendors and suppliers of services is being analyzed.

      The evaluation, which is expected to be completed by the third quarter of 1999, covers the following phases:

      o development of an inventory of all IT equipment and systems and non-IT systems that are potentially affected (100% complete);
      o determination of those systems that require repair or replacement (90% complete);
      o   repair or replacement of those systems (50% complete);
      o   testing of those repaired or replaced systems (50% complete); and
      o   creation of contingency plans in the event of Year 2000 failures
          (25% complete).

      To date, less than 10% of assessed systems have required repair or replacement. Non-IT systems and internally developed programs have been reviewed, and are not considered to be date sensitive to the Year 2000. Based on this evaluation, the Company's management does not believe that bn.com's systems and programs present Year 2000 issues.

      Although the Company's management believes that bn.com will be Year 2000 compliant, third party equipment and software is used that may not be Year 2000 compliant. An evaluation of the Year 2000 compliance of the third party products used in bn.com internal systems and major vendors has begun, but bn.com is unable to predict the extent to which:

      o   the Year 2000 issue will affect suppliers; or
      o bn.com would be vulnerable to the suppliers' failure to remediate any Year 2000 issues on a timely basis.

      All vendors and suppliers have been placed in a priority category according to their importance to bn.com's business. Letters have been sent to all vendors and suppliers with an operating impact seeking details of the status of their Year 2000 program. Vendor and supplier readiness is being assessed and tracked. As of the date of this report, replies to approximately 95% of letters have been received. These replies generally indicate that the subject vendors and suppliers are making best efforts but cannot ensure Year 2000 compliance. The Company's management expects to have certification that all vendors and suppliers with an operating impact are Year 2000 compliant by the third quarter of 1999. Plans are being developed to ensure continued availability of service through alternate channels in the event that satisfactory commitments are not received from vendors and suppliers with an operating impact. For the highest priority vendors and suppliers, although the Company has received letters from these vendors confirming compliance, bn.com is planning to conduct, in the third quarter, an integration test to Y2K compliance where specific dates are simulated. These vendors and suppliers include merchandise suppliers such as Barnes & Noble, Inc., Ingram Book Group, Baker & Taylor and Alliance Entertainment Corp., and package delivery services such as United Parcel Service and the United States Postal Service. The failure of one of these highest priority vendors or suppliers to convert its systems on a timely basis or in a manner compatible with bn.com's systems could cause bn.com to incur unanticipated expenses to remedy any problems and could adversely affect its business. In addition, the software and hardware products used by affiliate Web sites, advertisers, customers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, customers' ability to use bn.com's Web site may be disrupted.


Costs to Address Year 2000 Compliance

      To date, bn.com has incurred approximately $0.6 million in connection with identifying or evaluating Year 2000 compliance issues. Most of these expenses have related to the opportunity cost of time spent by bn.com's employees evaluating its software, the current versions of its products and Year 2000 compliance matters generally. The Company expects that bn.com's future Year 2000 costs will be approximately $0.8 million and will be funded from cash on hand. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect bn.com's business.


Contingency Plan

      bn.com has not yet completed its Year 2000 contingency plans. Such plans include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The Company expects bn.com to have such plans in place by the end of the third quarter of 1999. The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in the loss of bn.com's principal revenue source until the shutdown was resolved.

Forward-Looking Statements
--------------------------

      This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and bn.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, bn.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or bn.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, the level and volatility of interest rates, changes in tax and other governmental rules and regulations applicable to the Company or bn.com and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, bn.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.


Item 3:   Quantitative and Qualitative Disclosure about Market Risk
          ---------------------------------------------------------
          None

                         PART II - OTHER INFORMATION


Item 1:   Legal Proceedings
          -----------------

     bn.com is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of bn.com.

     In August 1998, The Intimate Bookshop, Inc. and its owner Wallace Kuralt filed a lawsuit in the United States District Court for the Southern District of New York against bn.com, Barnes & Noble, Inc., Borders Group, Inc., Amazon.com, Inc., certain publishers and others alleging violations of the Robinson-Patman Act and other federal law, and violations of New York statutes governing trade practices and common law. The complaint sought class certification of a class of all retail booksellers in the United States that were in business four years prior to the commencement of the action. Plaintiff seeks approximately $11.2 million in compensatory damages, as well as treble and punitive damages, injunctive and declaratory relief, disgorgement of alleged discriminatory discounts and attorneys' fees. Plaintiffs subsequently amended their complaint, which then alleged eight causes of action on behalf of the Intimate Bookshop and Wallace Kuralt accusing bn.com and the other defendants of: (i) violating ss.2(f) of the Robinson-Patman Act; (ii) violating ss.2(c) of the Robinson-Patman Act; (iii) violating ss.13a of the Clayton Act;
(iv) inducing every publisher in the United States to breach contracts with the plaintiffs; (v) interfering with the plaintiff's advantageous business relationships; (vi) engaging in unfair competition; (vii) violating ss.ss. 349 and 350 of the New York General Business Law; and (viii) being unjustly enriched. The class action allegations have been removed and plaintiffs voluntarily dismissed defendants Harper Collins Publishers, Inc. and Amazon.com, Inc. from the case. On April 13, 1999, bn.com and the other defendants filed a motion to dismiss the second through eighth causes of action in their entireties and for a more definite statement of the remaining allegations of the first cause of action. In response, plaintiffs voluntarily dismissed the antitrust allegations asserted by Wallace Kuralt individually and withdrew their third cause of action asserted for alleged violations of ss.13a of the Clayton Act. Thereafter, the Plaintiffs indicated to the Court that Wallace Kuralt would dismiss all claims asserted in his individual capacity and that all plaintiffs voluntarily would dismiss the fourth through eighth causes of action in their entireties. The remainder of the motion is currently pending before the Court. bn.com intends to continue to vigorously defend this action.

Item 2:   Changes in Securities and Use of Proceeds
          -----------------------------------------

      The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211 ) relating to the initial public offering (the "Offering") of its Class A Common Stock, was May 25, 1999. Pursuant to the Offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the Offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The Offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The Offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to Offering expenses. As a result, net proceeds of the Offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of bn.com. Since May 28, 1999, bn.com has invested approximately $262.5 million of such net proceeds in short term marketable securities. The proceeds of the Offering have been used to fund capital expenditures and provide working capital in accordance with the Company's prospectus. None of the net proceeds of the Offering were paid by the Company or bn.com, directly or indirectly, to any director, officer of general partner of the Company or bn.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or bn.com.

Item 3:   Defaults upon Senior Securities
          -------------------------------
          None

Item 4:   Submission of Matters to a Vote of Securities Holders
          -----------------------------------------------------
          None

Item 5:   Other Information
          -----------------
          None

Item 6:   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)      Exhibit filed with this Form 10-Q:  None.

          (b) No report on 8-K was filed by registrant during the fiscal quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       barnesandnoble.com inc.
                                       -----------------------
                                       (Registrant)


Date:  August 13, 1999                 By: /s/  Marie Toulantis
                                           --------------------------------
                                           Marie Toulantis
                                           Chief Financial Officer