Form 10-Q
period 1999-09-30
BARNESANDNOBLE COM INC
filed 1999-11-12
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

                         Commission File Number: 0-26063

                             barnesandnoble.com inc.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                        13-4048787
    (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

          76 Ninth Avenue, New York, NY                          10011
     (Address of Principal Executive Offices)                  (Zip Code)

                                 (212) 414-6000
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of October 29, 1999 was 29,214,764 , one and one, respectively.

                             barnesandnoble.com inc.

                               September 30, 1999

                               Index to Form 10-Q

                                                                        Page No.
                                                                        --------

PART I          FINANCIAL INFORMATION

Item 1:-        Financial Statements ...................................    3

                Management's Discussion and Analysis of Financial
Item 2:            Condition and Results of Operations .................    7

                Quantitative and Qualitative Disclosure About
Item 3:         Market Risk ............................................   13

PART II -       OTHER INFORMATION

Item 1:         Legal Proceedings ......................................   14

Item 2:         Changes in Securities and Use of Proceeds ..............   14

Item 3:         Defaults upon Senior Securities ........................   14

Item 4:         Submission of Matters to a Vote of Security Holders ....   15

Item 5:         Other Information ......................................   15

Item 6:         Exhibits and Reports on Form 8-K .......................   15

                Signatures .............................................   16

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                                               Pro forma (2)
                                      Since        Three months ended        Nine months ended
                                    inception    ------------------------  ---------------------
                                    March 10,                Pro forma(2)
                                     1999 to                  September    September   September
                                    September    September       30,          30,         30,
                                  30, 1999 (1)   30, 1999       1998         1999        1998
                                  -----------   ---------    ---------     --------    ---------
Net sales                          $  66,129    $  49,051    $  15,561    $ 120,433    $  35,954

Cost of sales                         52,370       38,959       12,001       94,457       27,737
                                   ---------    ---------    ---------    ---------    ---------

   Gross profit                       13,759       10,092        3,560       25,976        8,217
                                   ---------    ---------    ---------    ---------    ---------

Operating expenses:
  Marketing and sales                 35,783       26,289       14,685       68,079       40,769
  Product development                  6,871        5,251        2,046       12,819        5,979
  General and administrative          11,437        8,342        5,397       21,386       13,268
                                   ---------    ---------    ---------    ---------    ---------
        Total operating expenses      54,091       39,882       22,128      102,284       60,016
                                   ---------    ---------    ---------    ---------    ---------

Loss from operations                 (40,332)     (29,790)     (18,568)     (76,308)     (51,799)
Interest income, net                  10,636        7,913           --       12,259           --
                                   ---------    ---------    ---------    ---------    ---------
   Loss before minority interest     (29,696)     (21,877)     (18,568)     (64,049)     (51,799)

Minority interest                     23,675       17,502       14,854       51,104       41,439
                                   ---------    ---------    ---------    ---------    ---------
     Net loss                      $  (6,021)   $  (4,375)   $  (3,714)   $ (12,945)   $ (10,360)
                                   =========    =========    =========    =========    =========

Basic and diluted loss
  before minority interest
  per share                        ($   0.21)   ($   0.15)   ($   0.13)   ($   0.45)   ($   0.36)
Basic and diluted weighted
   average shares outstanding
   if converted(3)                   143,923      143,972      143,750      143,831      143,750

Basic and diluted net loss
   per common share                ($   0.21)   ($   0.15)   ($   0.13)   ($   0.45)   ($   0.36)
Basic and diluted weighted
   average common shares
   outstanding                        28,797       28,802       28,750       28,772       28,750

(1) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

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

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars, except share and per share data)
                                   (unaudited)

                                                            September 30,    December 31,
                                                                1999           1998 (1)
                                                             ---------       -----------
ASSETS                                                      (unaudited)
Current assets:
   Cash and cash equivalents                                 $ 269,989       $  96,940
   Marketable securities                                       291,383              --
   Receivables, net                                             11,134           2,387
   Merchandise inventories                                       3,707           1,579
   Prepaid expenses and other current assets                     8,452          10,770
                                                             ---------       ---------
    Total current assets                                       584,665         111,676
                                                             ---------       ---------

Fixed assets, net                                               62,594          39,770
Restricted cash                                                     --          50,393
Other non-current assets                                        34,859             305
                                                             ---------       ---------

   Total assets                                              $ 682,118       $ 202,144
                                                             =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $   4,467       $      --
     Accrued liabilities                                        18,276          19,804
     Due to affiliate                                           18,534          13,191
                                                             ---------       ---------
         Total current liabilities                              41,277          32,995
                                                             ---------       ---------

Minority interest                                              511,817         169,149

Stockholders' equity:
      Preferred Stock: $0.001 par value;
        50,000,000 shares authorized; none
        issued and outstanding                                      --              --
      Common Stock Class A; $0.001 par value;
        750,000,000 shares authorized;
        29,093,981 and 0 shares issued and outstanding              29              --
      Common Stock Class B; $0.001 par value; 1,000 shares
        authorized; 1 and 0 shares issued and outstanding           --              --
      Common Stock Class C; $0.001 par value; 1,000 shares
        authorized; 1 and 0 shares issued and outstanding           --              --
      Paid-in capital                                          135,016

      Accumulated deficit                                       (6,021)
                                                             ---------       ---------
            Total stockholders' equity                         129,024              --
                                                             ---------       ---------
Commitments and contingencies
      Total liabilities and stockholders' equity             $ 682,118       $ 202,144
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
                                   (unaudited)

                                                                                     Pro forma (1)
                                                                                   Nine months ended
                                                           Since inception    ----------------------------
                                                          March 10, 1999 to   September 30,   September 30,
                                                          September 30, 1999      1999            1998
                                                          ------------------   -----------    ------------
Cash flows from operating activities:
    Net loss                                                  $  (6,021)       $ (12,945)       $ (10,360)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
         Depreciation and amortization                            4,630            9,142            4,593
         Loss on sale of fixed assets                                --               --              205
         Increase in receivables, net                            (7,508)          (8,747)          (4,091)
         Increase in merchandise inventories                     (1,568)          (2,128)             (61)
         Decrease (increase) in prepaid expenses and
              other current assets                                1,993            2,318           (3,364)
         Increase (decrease) in accounts payable                  1,946            4,467             (769)
         Increase in due to affiliate                            10,303            5,343               --
         Increase (decrease) in accrued liabilities               6,504           (1,528)           1,724
         Decrease in minority interest                          (23,675)         (51,104)         (41,439)
                                                              ---------        ---------        ---------
            Net cash flows from operating activities            (13,396)         (55,182)         (53,562)
                                                              ---------        ---------        ---------
Cash flows from investing activities:
         Purchases of fixed assets                              (24,041)         (31,957)         (21,258)
         Purchases of marketable securities                    (291,383)        (291,383)              --
         Decrease in restricted cash                                 --           50,393               --
         Proceeds from sale of fixed assets                          --               --              200
         Net assets of barnesandnoble.com llc at date
              of acquisition                                     97,729               --               --
         Increase in other non-current assets                   (34,662)         (34,564)          (2,410)
                                                              ---------        ---------        ---------
            Net cash flows from investing activities           (252,357)        (307,511)         (23,468)
                                                              ---------        ---------        ---------
Cash flows from financing activities:
         Proceeds from initial public offering                  484,382          484,382               --
         Capital contributions from members                      50,000           50,000           77,030
           Proceeds from exercise of stock options                1,360            1,360               --
                                                              ---------        ---------        ---------
            Net cash flows from financing activities            535,742          535,742           77,030
                                                              ---------        ---------        ---------

Net change in cash and cash equivalents                         269,989          173,049               --

Cash and cash equivalents at beginning of period                     --           96,940               --
                                                              ---------        ---------        ---------

Cash and cash equivalents at end of period                    $ 269,989        $ 269,989        $      --
                                                              =========        =========        =========

(1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc was completed as of the beginning of the earliest date presented.

See accompanying notes to financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 1999 and September 30, 1998
                (in thousands of dollars, except per share data)
                                   (unaudited)

      The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. and barnesandnoble.com llc.

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of September 30, 1999 and the pro forma results of its operations and its cash flows for the nine months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The Company followed the same accounting policies in preparation of this report as in such Registration Statement. Pro forma operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(1) Organization
----------------

      barnesandnoble.com inc. ("the Company") is a holding company whose sole asset is a 20.2% equity interest in barnesandnoble.com llc ("bn.com") and whose business is currently acting as the sole manager of bn.com. As sole manager of bn.com, the Company controls all major business decisions of bn.com. Barnes & Noble, Inc. and Bertelsmann AG each beneficially own a 39.9% equity interest in bn.com. The acquisition of the Company's ownership interest in bn.com resulted in consolidation of the Company with bn.com based on the Company's control as sole manager of bn.com. As reflected in the consolidated statements of operations, the loss before minority interest represents the total consolidated loss for the period and the net loss represents the portion of the loss attributable to the Company.

(2) Investments
---------------

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

      At September 30, 1999, short-term investments in marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at September 30, 1999 were not significant.

(3) Stockholders' Equity
------------------------

      On May 25, 1999, the Company completed its initial public offering of 28,750,000 shares of its Class A Common Stock. Net proceeds to the Company aggregated to approximately $484,382.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Overview
--------

      The Company is a holding company whose sole asset is its 20.2% equity interest in bn.com and whose sole business is acting as sole manager of bn.com. bn.com launched its initial online store in March 1997 and since that time has become the fourth largest e-commerce Web site, based on the Media Metrix September 1999 report.

      bn.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Through September 1999 bn.com has offered for sale both new and out of print books, music, software and magazine subscriptions. In October 1999, the Company launched its Prints & Posters Gallery, a unique collection of images that can be produced on demand on museum-quality canvas or high-quality paper. The Prints & Poster Gallery features works from more than 200 categories, including contemporary book jackets, vintage posters and historical images for children. The site includes an initial collection of more than 4,000 works never-before-seen in these formats, including popular book jackets and magazine covers from publications such as The New Yorker and the Saturday Evening Post. The images for the Prints & Posters Gallery are supplied by BuyEnlarge.com, Inc., a Philadelphia-based company in which bn.com has made a minority investment. In October 1999, the Company also launched an electronic greeting card service ("eCards") offering an exclusive selection of over 1,000 unique images that can be personalized and enhanced with animation and music. The eCards can be sent for free through e-mail. The Company intends to continue to expand its product offering within the broad categories of knowledge, information, education and entertainment.

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

Pro Forma Results of Operations
-------------------------------

Net Sales

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
Net sales              $ 49,051         $ 15,561          215%       $120,433        $ 35,954            235%

      Net sales are composed of sales of books, music and related products, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of the Company's customer base and repeat purchases from the Company's existing customers in addition to the introduction of music in July 1999. The number of first-time customers was a record 581,000 during the third quarter of 1999, bringing the cumulative customer account total to 2.9 million as of September 30, 1999. Repeat customer orders increased to 63% in the third quarter of 1999. International sales represented 6.8% and 11.1% of net sales for the nine months ended September 30, 1999 and 1998, respectively.

Gross Profit

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
Gross profit          $10,092           $3,560            183%       $25,976         $8,217              216%

Gross margin             20.6%            22.9%                         21.6%          22.9%

      Gross profit is sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in absolute dollars due to the Company's increased sales volume, however, gross margin decreased in the third quarter to 20.6% from 22.9%. The decrease in gross margin is due primarily to the increase, from 40% to 50%, in the discount offered on New York Times best sellers and the introduction of music during the third quarter of 1999 which has a lower gross margin.

      The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Gross margin on music sales is lower than gross margin on new book sales. Therefore, to the extent music becomes a larger portion of the Company's product mix, it is expected to have a proportionate impact on overall product gross margin.

Marketing and Sales

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
Marketing and
   Sales               $26,289          $14,685           79%        $68,079         $40,769             67%

Percentage of
   net sales              53.6%            94.4%                        56.5%          113.4%

      Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to the increases in the Company's advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. The Company intends to continue pursuing its aggressive branding and marketing campaign and expects its costs of fulfillment to increase based on anticipated sales growth. The Company is in the process of building two new distribution facilities, which are expected to become operational in 2000.

Product Development

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
Product
 development           $5,251           $2,046            157%       $12,819         $5,979              114%

Percentage of
 net sales               10.7%            13.1%                         10.6%          16.6%

    Product development expenses consist principally of payroll and related expenses for development, editorial and network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increases in product development expenses were primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of the Company's Web site and transaction-processing systems. Increased product development expenses are also a result of increased investments in systems and telecommunications infrastructure, including investments associated with entry into print and poster sales and the development of eCards and expenses associated with the significant increase in net sales. The Company believes that continued investment in product development is critical to attaining its strategic objectives. As a result, the Company expects product development expenses to continue to increase.

General and Administrative

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
General and
 Administrative        $8,342           $5,397            55%        $21,386         $13,268           61%

Percentage of
 net sales               17.0%            34.7%                         17.8%           36.9%

      General and administrative expenses consist of payroll and related expenses for executive, accounting and administrative personnel, recruiting, professional fees and other general corporate expenses. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel, legal and other professional fees related to the Company's growth and expanded activities and an increase in depreciation and amortization. Such expenses decreased as a percentage of net sales due to the significant increase in net sales and the effects of leveraging these expenses over a larger sales base. The Company expects general and administrative expenses to increase as the Company expands its staff and incurs additional costs related to the growth of its business, however, the Company expects continued decreases of general and administrative expenses as a percentage of sales.

Interest Income, Net

                                   Three Months Ended                            Nine Months Ended
                      ------------------------------------------    ------------------------------------------
                      September 30,   September 30,                 September 30,   September 30,
                          1999             1998         % Change        1999             1998         % Change
                      ------------    ------------      --------    ------------    ------------      --------
                               (in thousands)                                (in thousands)
Interest
 Income, net           $7,913           $  --                        $12,259         $  --               --

Percentage of
 Net Sales               16.1%             --                           10.2%           --

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

Liquidity and Capital Resources
-------------------------------

      As of September 30, 1999, the Company's cash, cash equivalents and short-term marketable securities were $561.4 million, compared to $96.9 million on December 31, 1998. On May 25, 1999, the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million and reclassified $50.4 million from restricted cash to marketable securities.

      Net cash flows used by operating activities were $55.2 million for the nine months ended September 30, 1999 and $53.6 million for the nine months ended September 30, 1998. Cash used in 1999 was primarily attributable to a net loss of $12.9 million and a corresponding decrease in minority interest of $51.1 million. In addition, receivables increased $8.7 million, merchandise inventories increased $2.1 million and accrued liabilities decreased $1.5 million. This was partially offset by depreciation and amortization of $9.1 million, an increase in payables to affiliates of $5.3 million, a $4.5 million increase in accounts payable and a decrease of $2.3 million in prepaid and other currents assets. Cash used in 1998 was primarily attributable to a net loss of $10.4 million and a corresponding decrease in minority interest of $41.4 million. In addition, net receivables increased $4.1 million, prepaid expenses and other current assets increased $3.4 million and accounts payable decreased $0.8 million. This was partially offset by depreciation and amortization of $4.6 million and a $1.7 million increase in accrued liabilities.

      Net cash used in investing activities of $307.5 million for the nine months ended September 30, 1999 was attributable to a $291.4 million increase in marketable securities, a $34.6 million increase in other non-current assets and purchases of fixed assets of $32.0 million, partially offset by a $50.4 million decrease in restricted cash. Net cash used in investing activities of $23.5 million for the nine months ended September 30, 1998 was primarily attributable to purchases of fixed assets.

      Net cash flows from financing activities were $535.7 million in the first nine months of 1999 due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million. Net cash flows from financing activities of $77.0 million for the first nine months of 1998 resulted from capital contributions.

      As of September 30, 1999, the Company's principal sources of liquidity consisted of $270.0 million of cash and cash equivalents and $291.4 million of marketable securities. In August 1999, the Company announced plans to open a 380,000 square foot distribution center in Memphis, Tennessee, in the second quarter of 2000. Total capital expenditures to establish this facility are approximately $14 million. The Company expects to establish a second warehouse location within the next twelve months which will require additional commitments to lease obligations and to purchase equipment and install leasehold improvements. The distribution centers are being established to enhance service and availability to customers and achieve purchasing efficiencies. Expenditures to stock inventories at both facilities will also occur in 2000. As of September 30, 1999, the Company's remaining principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. The Company anticipates a continued increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

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

      The evaluation, covers the following phases:

o development of an inventory of all IT equipment and systems and non-IT systems that are potentially affected (100% complete);

o determination of those systems that require repair or replacement (100% complete);

o     repair or replacement of those systems (100% complete);

o     testing of those repaired or replaced systems (100% complete); and

o creation of contingency plans in the event of Year 2000 failures (90% complete).

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

      All vendors and suppliers have been placed in a priority category according to their importance to bn.com's business. Letters have been sent to all vendors and suppliers with an operating impact seeking details of the status of their Year 2000 program. Vendor and supplier readiness is being assessed and tracked. As of the date of this report, replies to approximately 99% of letters have been received. These replies generally indicate that the subject vendors and suppliers are making best efforts but cannot ensure Year 2000 compliance. The Company's management has received all compliance letters from their key vendors. These vendors and suppliers include merchandise suppliers such as Barnes & Noble, Inc., Ingram Book Group, Baker & Taylor, Alliance Entertainment Corp., and package delivery services such as United Parcel Service and the United States Postal Service. The failure of one of these principal vendors or suppliers to convert their systems on a timely basis or in a manner compatible with bn.com's systems could cause bn.com to incur unanticipated expenses to remedy any problems and could adversely affect its business. Plans are being developed to ensure continued availability of service through alternate channels in the event that satisfactory commitments are not received from vendors and suppliers with an operating impact. In addition, the software and hardware products used by affiliate Web sites, advertisers, customers, governmental agencies, public utilities, telecommunication companies and others, may not be Year 2000 compliant. If these products are not Year 2000 compliant, customers' ability to use bn.com's Web site may be disrupted.

Costs to Address Year 2000 Compliance

      To date, bn.com has incurred approximately $0.8 million in connection with identifying or evaluating Year 2000 compliance issues. Most of these expenses have related to the opportunity cost of time spent by bn.com's employees evaluating its software, the current versions of its products and Year 2000 compliance matters generally. The Company expects that bn.com's future Year 2000 costs will be minimal and will be funded from cash on hand. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect bn.com's business.

Contingency Plan

      bn.com has completed 90% of its Year 2000 contingency plans. Such plans include, but are not limited to, using alternative suppliers and establishing contingent supply arrangements. The worst case scenario related to Year 2000 issues would involve a major shutdown of the Internet, which would result in the loss of bn.com's principal revenue source until the shutdown was resolved.

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

      In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against Barnes & Noble, Inc. and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In October 1999, the Company and bn.com were added as defendants in the action. The Company and bn.com intend to vigorously defend this action.

      On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and bn.com in the United States District Court for the Western District of Washington alleging that bn.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys fees and costs. The Company and bn.com intend to vigorously defend this action.

Item 2: Changes in Securities and Use of Proceeds
        -----------------------------------------

      The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211 ) relating to the initial public offering (the "Offering") of its Class A Common Stock, was May 25, 1999. Pursuant to the Offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the Offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The Offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The Offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to Offering expenses. As a result, net proceeds of the Offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of bn.com. Since May 28, 1999, bn.com has invested approximately $291.4 million of such net proceeds in short term marketable securities. Approximately $24.0 million of the net proceeds of the Offering have been used to fund capital expenditures and approximately $13.4 million of the proceeds of the Offering have been used to provide working capital in accordance with the Company's prospectus. Except as indicated in the Company's prospectus, none of the net proceeds of the Offering were paid by the Company or bn.com, directly or indirectly, to any director, officer or general partner of the Company or bn.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or bn.com.

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

            None

Item 5:     Other Information
            -----------------

            None

Item 6:     Exhibits and Reports on Form 8-K
            --------------------------------

            (a)   Exhibits filed with this Form 10-Q:

                  Exhibit 27        Financial Data Schedule

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


Date:  November 12, 1999              By: /s/  Marie Toulantis
                                          -----------------------------
                                          Marie Toulantis
                                          Chief Financial Officer