Form 10-K
period 1999-12-31
BARNESANDNOBLE COM INC
filed 2000-03-31
CIK 1069665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934   For the transition period from          to
                                                           --------    --------

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

        Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 17, 2000 as reported on the NASDAQ National Market System, was approximately $259,190,839.

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of March 17, 2000 was 30,270,463, one and one, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III is incorporated by reference to a definitive proxy statement to be filed by the Registrant not later than April 29, 2000 pursuant to Regulation 14A.

                        This document contains 52 pages.

                     Exhibit index located on pages 27 - 31.

Table of Contents

Part I                                                                    Page:
------                                                                    -----


Item 1.     Business...................................................     3

Item 2.     Properties.................................................    14

Item 3.     Legal Proceedings..........................................    15

Item.4.     Submission of Matters to a Vote of Security Holders........    15


Part II
-------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters........................................    16

Item 6.     Selected Financial Data....................................    16

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results Of Operations........................    18

Item 7a.    Quantitative and Qualitative Disclosures About
            Market Risk................................................    26

Item 8.     Financial Statements and Supplementary Data................    26

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Disclosure..................................    26

Part III
--------

Item 10.    Directors and Executive Officers of the Registrant.........    26

Item 11.    Executive Compensation.....................................    26

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.................................................    26

Item 13.    Certain Relationships and Related Transactions.............    26


Part IV
-------

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K................................................    27

PART I

Item 1.  BUSINESS

General

       Prior to October 31, 1998, the business of barnesandnoble.com llc ("B&N.com") was conducted by a wholly owned subsidiary of Barnes & Noble, Inc. ("Barnes & Noble"), which subsidiary was originally incorporated on January 14, 1997 in the State of Delaware under the name Barnes & Noble Online, Inc. ("B&N Online"). As of October 31, 1998, B&N Online contributed substantially all of its assets and liabilities to B&N.com and Bertelsmann A.G. ("Bertelsmann") contributed $150 million in cash to B&N.com. Bertelsmann subsequently contributed an additional $50 million in cash to B&N.com. The completion of the foregoing transaction resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in B&N.com.

       On March 10, 1999, barnesandnoble.com inc. (the "Company") was established as a new Delaware subsidiary wholly-owned by Barnes & Noble. Prior to the effective date of the Registration Statement filed in connection with the Company's Initial Public Offering (the "Offering") the Company filed an Amended Charter which, among other things, reclassified its outstanding Common Stock to one share of Class B Common Stock. The Company then issued one share of Class C Common Stock constituting a 50.0% interest in the Company to a wholly-owned subsidiary of Bertelsmann. The foregoing transactions in this paragraph are collectively referred to as the "Recapitalization." Following the Recapitalization, Barnes & Noble and Bertelsmann each had a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

       In connection with the Offering, the Company issued 28,750,000 shares of Class A Common Stock to the public and immediately thereafter contributed the proceeds to B&N.com in exchange for 28,750,000 Membership Units in B&N.com. Immediately following the Offering, Barnes & Noble and Bertelsmann each owned an approximate 40.0% interest in B&N.com, with the remaining 20.0% interest owned by the Company. As of December 31, 1999 the Company owned an approximate 20.3% interest in B&N.com and Barnes & Noble and Bertelsmann owned approximately 39.85% each. The Company's Class B Common Stock and Class C Common Stock (collectively, "High Vote Stock") are convertible into shares of Class A Common Stock at any time by the holder thereof on a one-for-one basis. The holders of Class A Common Stock and High Vote Stock generally have identical rights, except that each holder of Class A Common Stock is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) ten, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. As a result of their ownership of High Vote Stock, Barnes & Noble and Bertelsmann each beneficially control 48.9% of the voting power (97.8% in the aggregate) of the Company's voting stock. The Company's sole business is to act as the sole Manager of B&N.com. As sole Manager of B&N.com, the Company controls all of the affairs of B&N.com. Barnes & Noble and Bertelsmann, as a result of their ownership of the High Vote Stock and Membership Units, control both the Company and B&N.com.

       B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its initial online store in March 1997, B&N.com has sold products to over 4.7 million customers in 224 countries. B&N.com has created a model for e-commerce based upon a compelling value proposition. B&N.com's suite of online stores is anchored by its online bookstore, and also includes online stores offering software, magazines, music, prints & posters and related products, all seamlessly integrated within B&N.com's Web site located at www.bn.com. B&N.com's online bookstore, which contains over

1 million in-print titles and 15.6 million items available for sale in out-of-print, offers customers an easy-to-search catalog of virtually every book currently in print, as well as an extended searchable catalog of millions of out-of-print, previously-owned and rare books. B&N.com, through Barnes & Noble, has the largest in-stock position of books available for immediate shipping to customers. In addition to a comprehensive selection of books and related products, B&N.com offers its customers fast delivery, deep discounts, easy and secure ordering, rich editorial content and community experience.

       According to Media Metrix, in January 2000, B&N.com's Web site was the fourth most trafficked shopping site and was among the top 25 largest Web properties on the Internet. Distribution and co-marketing agreements with major Web portals and content sites, such as America Online ("AOL"), MSN and Lycos, have extended B&N.com's brand and consumer exposure to its online stores. B&N.com has also established a network of remote storefronts across the Internet by creating direct links with over 360,000 affiliate Web sites. B&N.com is also a leader in business-to-business e-commerce with its unique Business Solutions program.

       During 1999, B&N.com introduced many major enhancements to its online stores, including the full rollout of its online music store. It launched its Prints & Posters Gallery, a unique collection of images that can be produced on demand on museum-quality canvas or high-quality paper, and its free electronic greeting card ("eCards") service, an exclusive selection of greeting card images that can be personalized and enhanced with animation and music. B&N.com On the Go, a company-wide wireless strategy designed to allow customers to shop at B&N.com from wireless devices such as the Palm VII handheld computer from Palm Computing, was established in late 1999. In December 1999, B&N.com announced the expansion of its presence in the online magazine subscription market through the investment and acquisition of an equity stake in Enews.com, subsequently completed in January 2000. In February 2000, B&N.com launched bnRadio, the first Internet radio service linked to an e-commerce company that allows customers to listen to full-length songs and excerpts from audio books. The full rollout of video and DVD product lines are anticipated in 2000.

       The Company believes that B&N.com's relationships with Barnes & Noble, the nation's largest bookseller, and Bertelsmann, one of the world's largest media companies, provide B&N.com with meaningful advantages relative to other online retailers in its category, including:

         o The superior brand recognition of the Barnes & Noble trade name, which is a strong motivating factor in attracting customers, especially with regard to the post-early adopter market of consumers who have yet to make an online purchase;

         o The use of Barnes & Noble's state-of-the-art distribution center as its primary product supplier, which enables B&N.com to offer over 750,000 in-stock book titles for fast delivery, representing the largest standing inventory of any online bookseller and to benefit from cost savings as B&N.com lessens reliance on wholesalers, a more expensive sourcing alternative;

         o The enterprise value of Barnes & Noble and Bertelsmann, including Barnes & Noble's network of over 1,000 retail bookstores nationwide and Bertelsmann's position as one of the largest integrated media companies in the world, which provides significant advantages in attracting strategic partnerships;

         o The ability to conduct cross-marketing, co-promotion and customer acquisition programs with Bertelsmann's U.S. book clubs, which provide B&N.com with: (i) access to millions of established book buyers; (ii) the opportunity to directly promote its online store to this vast audience of proven buyers; and

             (iii) a potential new stream of customers that it will be able to acquire at a significantly lower acquisition cost as compared to customers acquired via its other marketing channels;

         o The potential ability to directly link and cross-promote B&N.com's online stores with the online stores operated or intended to be operated by Bertelsmann's Books Online ("BOL") in the United Kingdom, Germany, France, the Netherlands and Italy, which will enable B&N.com to more rapidly acquire new streams of international customers, as well as to offer its existing customer base access to a vast selection of foreign language books, which the Company believes will help B&N.com further strengthen customer loyalty and repeat business; and

         o Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble and Bertelsmann.

Industry Background

       E-Commerce. The new arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market due to increased consumer acceptance of the Internet as an alternative shopping channel. According to Jupiter Communications' November 1999 report, US online shopping for 1999 was estimated at $14.9 billion and is expected to reach $78 billion in the year 2003. The total number of US online buyers at the end of 1999 was estimated at
28.8 million and is forecasted to grow to approximately 85 million by the end of the year 2003, which represents approximately 54% of overall US online households. The Company believes that these figures will continue to grow as Internet use becomes easier and more pleasurable through higher-speed access and less expensive and alternative Internet access devices.

       The Internet also provides e-commerce companies with an opportunity to serve a global market. Jupiter Communications' September 1999 estimates project that the number of Internet-connected households worldwide will grow from approximately 100.1 million at the end of 1999 to approximately 156.6 million by the end of 2003. IDC estimates that the number of Web users worldwide will exceed 315 million by the end of 2002.

       The Book Industry. The size of the U.S. consumer book market, according to Veronis Suhler, an investment banking firm specializing in, among other things, the publishing industry, was $16.9 billion in 1998 and is expected to grow to $22.5 billion by the year 2003. Worldwide book sales, according to Euromonitor, were expected to be $82 billion in 1999 and are anticipated to grow to approximately $93 billion by the year 2002. B&N.com's early history with non-U.S. consumers indicates that the demand for U.S. published books abroad is large and relatively untapped.

       Online Shopping Forecast. Industry analysts, including Forrester Research and Jupiter Communications, forecast continued and accelerating acceptance of the Internet as a channel that consumers will turn to for a wide range of products. Within the categories where B&N.com has placed its primary focus, namely books and complementary information-based products such as music, video and software, industry analysts forecast a large and rapidly growing market for online sales. Forrester Research estimates that U.S. online sales of books will grow to nearly $3.3 billion by 2004. In addition, Forrester Research estimates U.S. online sales in 2004 for music to be $4.3 billion, software to be $3.3 billion and video to be $1.7 billion.

       Products That Are Well Suited for E-Commerce. The book, music, video and software businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through vast product information databases. The use of sophisticated search engines and personalized services enables users to locate books and music, for example, with convenience and speed and to get advance notice about titles in their areas of personal interest. Editorial content, such as synopses, excerpts, review and editorial recommendations, and in the case of music, downloadable sound samples, make for a more-educated and entertaining purchasing decision. The Company believes that the presence of an online store on consumers' desktops will, in and of itself, stimulate demand and expand the marketplace. Additionally, the Company believes that new technology, such as portable electronic books and print-on-demand publishing, will greatly add to the range of content that an online retailer can offer.

Business Strategy

       B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. To achieve this objective, B&N.com has focused its efforts on providing the highest possible levels of value and service, which it believes are reflected in the completeness of its product selection, the ease-of-use of its Web site, the price of its products and the speed of delivery it can offer its customers. While the principal focus of B&N.com is online bookselling, it continues to seek opportunities that expand its product offering to complementary information, entertainment and intellectual property-based products, and to present them to customers with the highest contextual relevance. It is B&N.com's goal to be recognized as the most innovative and customer-focused of e-commerce merchants, making online purchasing a simple, personal and gratifying experience that results in the highest levels of customer loyalty.

       Central to achieving these objectives, B&N.com's operating strategy is focused on rapidly extending its brand and increasing its customer and revenue base by:

             Continually Enhancing the User Experience. B&N.com is committed to making every aspect of browsing and shopping in its online stores an easy and pleasurable experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site's performance metrics are competitive, especially with regard to page download times and the speed of all search functions. B&N.com also strives to make the entire ordering and checkout process easy, intuitive, fast and secure.

             Offering a Large Product Selection and Fast Delivery. B&N.com offers one of the largest selections of books, currently over 1 million in-print titles and 15.6 million items available for sale in out-of-print, of any online bookseller. This includes virtually every English-language book currently in print as well as millions of out-of-print, pre-owned and rare books. B&N.com's online databases act as a highly searchable catalog for the spectrum of English-language books. B&N.com, through Barnes & Noble, maintains the largest in-stock position of any online bookseller, enabling it to uniquely serve customers by having over 750,000 titles available for immediate shipping. Preparing two distribution centers for operation in 2000 will bring the number of titles available to over one million and enhance the expediting of products as well. B&N.com's music store is rapidly growing as well, currently having over 200,000 titles available for purchase. Over 9,500 images are available for printing on museum-quality canvas or high-quality paper and are printed and shipped on demand from B&N.com's strategic partner BuyEnlarge.com Inc.

             Expanding Its Product Offering. B&N.com intends to be the best place to buy books online as well as the most authoritative source for information about books and authors. While B&N.com's major focus is and will be selling books, the Company believes that offering complementary information products such as magazines, software, music and videos, is a natural extension of bookselling. B&N.com launched its magazine and software online stores during 1998 and began a limited introduction of music and video products in late 1998. In July of 1999, the full rollout of music was completed. In October 1999, B&N.com launched its Prints & Posters Gallery and eCards service. In January 2000, the Company completed an acquisition of approximately 32 percent of Enews.com, the largest retailer of magazine subscriptions on the Internet, to expand its presence in the online magazine subscription market. Concurrently the Company entered into a marketing agreement with Enews.com, the exclusive seller of magazines on B&N.com's Web site, offering competitively priced subscriptions to nearly 1,000 titles. The full rollout of the video product line is expected to be completed in 2000. Furthermore, the Company believes that B&N.com's entire range of technologies, inclusive of its database and search engine, automated shopping cart, and other related EDI interfaces with vendors will enable it to position itself as a delivery mechanism for downloadable content, such as electronic books. B&N.com's recently announced eBook initiative with Microsoft is expected to provide B&N.com's millions of customers with access to eBook titles designed to deliver an on-screen computer reading experience rivaling that offered by traditional paper-based text.

             Building Brand Awareness and Driving Customer Acquisition through Advertising and Promotion. B&N.com will continue to invest in building its online brand and in communicating the benefits and convenience of shopping at its online stores. The Company believes that B&N.com is well positioned to benefit from the large post-early-adopter market that is just beginning to access the internet, many of whom have yet to make their first online purchase. A variety of media, including online, radio, television, print and outdoor advertising, was selectively deployed in 1999 to further B&N.com's goal of rapidly growing its customer base. The Company began 1999 with 1.3 million customers and grew this base to almost 4 million by year-end. Customer retention has also been growing steadily, with repeat business rising from 52 percent in 1998 to 66 percent in December 1999. B&N.com also benefits from the cross-marketing with Barnes & Noble retail stores, wherever possible, as well as from cross-marketing with Bertelsmann's U.S. book clubs and with Bertelsmann's internet business BOL in Europe. In all of its advertising and promotion initiatives, B&N.com seeks to continuously drive down new customer acquisition cost, as well as to get customers to return to the site more frequently and to increase the size of their average purchase per visit.

             Leveraging its Relationship with Barnes & Noble. The Company believes that B&N.com's relationship with Barnes & Noble provides it with competitive advantages, including the ability to use the Barnes & Noble state-of-the-art distribution center as its primary supplier, leverage its well-respected brand name and utilize the substantial bookselling experience of its management.

             Strengthening and Expanding Strategic Alliances. B&N.com will continue to provide its major strategic partners with merchandising support, strengthening their ability to generate sales for B&N.com and to promote B&N.com's brand. The Company believes that B&N.com's connections to Barnes & Noble and Bertelsmann enables B&N.com to negotiate more competitively for new strategic and marketing partners as major media and content companies place a high value on these connections.

             Increasing the Number of Web Sites in its Affiliate Network. B&N.com's affiliate network, which was launched in October 1997, currently has over 360,000 members. The affiliate network, which began 1999 with 48,000 members, is among the fastest-growing in e-commerce.

             Continuing to Invest in Technology. The Company believes that B&N.com currently utilizes a state-of-the-art interactive e-commerce platform. B&N.com plans to continue to invest in technologies that improve its ability to support its future growth while offering customers the most convenient, user friendly and secure online shopping experience possible. In particular, B&N.com plans to invest in technologies that serve to enhance its ability to conduct personalized one-to-one marketing.

             Pursuing Acquisitions and Strategic Relationships. B&N.com pursues acquisitions, joint ventures and other similar strategic investments and relationships with complementary businesses and companies in order to augment or expand its current offerings. Examples of recent strategic relationships include the following:

         o In January 2000 B&N.com announced an agreement to develop and market a co-branded credit card with MBNA America Bank, N.A., the world's largest independent credit card company. B&N.com expects the agreement to generate more than $25 million in revenues over the five-year term of the agreement, which allows B&N.com to market its products to MBNA's tens of millions of customers, among the largest credit card customer bases in the world. The deal is the first example of B&N.com's ability to monetize customers over multiple channels, and is an example of the Company's ability to attract industry-leading strategic partners.

         o In January 2000 B&N.com and Microsoft announced that they would develop an eBook Superstore using Microsoft Reader software. The eBook initiative will provide B&N.com's millions of customers with access to thousands of eBook titles through Microsoft Reader, a new software application designed to deliver an on-screen computer reading experience rivaling that offered by traditional paper-based text.

         o In December 1999 B&N.com announced its plan to expand its presence in the growing online magazine subscription market by acquiring an equity stake of up to 40 percent in Enews.com, the largest retailer of magazine subscriptions on the Internet.

         o B&N.com also launched B&N.com On the Go in December 1999, a company-wide wireless strategy designed to allow customers to shop at bn.com from wireless devices such as the Palm VII handheld computer from Palm Computing.

B&N.com's Online Stores

       The principal focus of B&N.com is online bookselling, which generated approximately 93%, 98% and 100% of B&N.com's total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. However, B&N.com continues to seek out opportunities to expand its product offering to complementary information, entertainment and intellectual property-based products, and to present them to customers with the highest contextual relevance. Accordingly, in addition to its online bookstore, B&N.com provides online stores for software, magazines, music, prints & posters and other information-based products of a complementary nature. All of its online stores are seamlessly integrated and presented to customers with B&N.com's single Web site. B&N.com's initial online bookstore, launched in 1997, was augmented by the introduction of a magazine store and a software store in 1998. Music, the Prints & Posters Gallery and eCards were launched in 1999 and a full rollout of the video and DVD store is planned for 2000.

       The Company believes that the following factors make B&N.com's online bookstore an easy and convenient way to shop for books:

             Large Selection. B&N.com's online database lists virtually every book in print, offering over one million titles from over 30,000 publishers. B&N.com's search engine and sort capabilities allow consumers to search and browse through the vast database in an intuitive and easy way, with accurate and meaningful results received on virtually every search. In October 1998, pursuant to an agreement with Advanced Book Exchange, Inc., B&N.com introduced its out-of-print books. In December 1999 B&N.com began sourcing out-of-print books through a second, non-commissioned vendor, ALIBRIS. B&N.com's combined in-print/out-of-print book selection is currently over 1 million in-print titles and 15.6 million items available for sale in out-of-print. B&N.com's music store, to date, contains over 200,000 selections of music titles available for purchase. An extensive collection of over 9,500 prints are currently available in the Prints & Posters Gallery. In addition to the products available for sale, B&N.com also offers approximately 2,000 eCards, electronic greeting card images which can be customized and sent free of charge, and bnRadio, an internet radio service that allows customers to listen to full-length songs and excerpts from audio books.

             Large Standing Inventory for Fast Delivery. The Company believes that consumers will increasingly demand an assured in-stock position and fast delivery from online booksellers. It also believes that B&N.com offers the fastest delivery on the largest number of titles of any online bookseller because the Barnes & Noble distribution center is able to provide B&N.com with immediate shipment on over 750,000 titles. Preparing two distribution centers for operation in Memphis and Reno in 2000, with the most advanced materials handling equipment and related technology, will offer even faster delivery and bring the number of available titles to over one million.

             Easy and Secure Ordering. B&N.com seeks to ensure that all transactions are safe and secure. B&N.com has created a set of applications that allow customers to establish an account to store an address book, credit card information and shipping preferences.

             Rich Editorial Content. B&N.com strives to provide its users with the most accurate and authoritative online database about books and authors. B&N.com's online database currently includes editorial content such as synopses, book reviews, author biographies and user reviews on over 1 million titles. Included in this content are book reviews from many respected industry sources, such as The New York Times Book Review, Publisher's Weekly and Kirkus Reviews. B&N.com's Web site includes a microsite featuring the highly acclaimed `Reader's Catalog', a listing of over 40,000 recommended titles, individually selected and reviewed by an editorial board under the supervision of the New York Review of Books. B&N.com's in-house group of editorial experts also write and commission feature articles, columns and interviews.

             Online Community. B&N.com has introduced author chats to its online bookstore that are a natural extension of the type of community building activities pioneered in Barnes & Noble's superstores. It was the first online bookseller to introduce a regular series of real-time author chats. In 1999, it started adding musicians in its online chats as well. Since going online in May, 1997, over 1,050 authors and musicians from a wide variety of genres have participated in these events, including JK Rowling, Hillary Rodham Clinton, Beck, LeAnn Rimes and Michael Crichton. B&N.com also encourages users to write their own book and music reviews. As a result, B&N.com's Web site contains thousands of readers and listeners reviews.

             Personalized Services. B&N.com's e-nnouncements program allows users to sign up for free e-mail book reviews. Users sign up by area of interest and receive monthly bulletins about new and noteworthy publications, handpicked by B&N.com's editors.

             High Level of Customer Service. The Company believes that high levels of customer service and support are critical to retain and expand B&N.com's customer base. B&N.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to its customers. B&N.com's customer service representatives are available seven days a week and maintain constant customer service availability via e-mail.

       B&N.com's magazine store currently offers customers the ability to obtain subscriptions to over 1,000 magazines in 25 categories with support through Enews.com. Subscriptions are offered at extremely competitive prices.

       B&N.com's software store currently offers approximately 2,000 software titles in eight major categories, including software for business and productivity, games, kids and entertainment and for home and reference. The titles that B&N.com offers encompass a title mix that represents 80% of all of the software sold in the U.S.

       B&N.com's music store currently offers over 200,000 music titles in sixteen major categories. The site also contains more than 20,000 artist biographies, more than 50,000 music reviews and album ratings.

       B&N.com's Prints & Posters Gallery offers over 9,500 images that can be produced on demand on museum-quality canvas or high-quality paper.

       B&N.com's bnRadio, an Internet radio service that allows customers to listen to more than 25,000 full-length songs and three-to-five minute selections from hundreds of audio books can be accessed at http://music.bn.com/radio/. The site features access to B&N.com's music store and audio book section.

       During 2000, B&N.com plans to expand its offering of videos and DVDs by introducing an online video store as well as other complementary information and entertainment-based products.

Marketing and Promotion

       Online Strategic Alliances. Since inception, B&N.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites in order to drive traffic to its online stores. The Company believes that B&N.com's affiliation with Barnes & Noble and Bertelsmann greatly facilitates its ability to enter into agreements with many high profile portal and content sites. B&N.com's largest strategic alliance is with AOL. In November 1997, it entered into a four-year agreement with AOL to be the exclusive bookseller on AOL's commercial service, which is the largest online service of any kind, serving approximately 17 million members. B&N.com has also entered into strategic alliances with MSN, Microsoft, Lycos, ZDNet, Disney, The New York Times, CNN, TicketMaster and USA Today.

       Affiliate Network. In addition to securing alliances with high-traffic Web sites, B&N.com has established an affiliate network consisting of over 360,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to B&N.com's online stores. B&N.com believes that its affiliate program goes beyond that of other online retailers by: (i) paying higher referral fees; (ii) enabling members to take content from B&N.com's online bookstore to enhance their merchandising; and
(iii) providing members with real-time reporting and analysis tools. About 4,000 affiliates are added each week to B&N.com's network.

       Reciprocal Marketing Program. B&N.com has multiple reciprocal marketing programs with leading e-commerce companies such as 1-800-FLOWERS.COM, Expedia.com, jcrew.com, LL.Bean.com, PETsMART.com, PlanetRx.com and VitaminShoppe.com. The program gives B&N.com access to new customers and revenue opportunities through extensive online and offline marketing with the participating companies. For instance, when customers complete shopping transactions on a participants' site, they will find links to B&N.com. In return, when B&N.com customers complete their transactions, they find links to the various companies. Joint marketing initiatives are in progress to reward customers with special offers. This program will allow B&N.com access to millions of online buyers who have not yet purchased from the B&N.com site.

       Advertising. During 1999 B&N.com continued its comprehensive national print, radio, television and online banner campaign to significantly increase awareness of B&N.com's Web site. It intends to continue to advertise in each of those forms of media, allocating expenditures in relation to the effectiveness of the advertising.

       International. B&N.com believes that the demand for U.S. published books abroad is substantial and untapped. B&N.com implements a cross-linking and cross-marketing program with the Web sites operated by BOL in the United Kingdom, Germany, France, the Netherlands and Italy, pursuant to which BOL customers who wish to order from B&N.com are linked to B&N.com's Web site.

Order Fulfillment

       B&N.com utilizes an extensive electronic shopping network for order fulfillment, which is connected to the Barnes & Noble distribution center and various book wholesalers, including the Ingram Book Company ("Ingram"), Baker & Taylor and Bookazine. From these sources, B&N.com can quickly obtain approximately 900,000 different titles, the majority of which are currently sourced from the Barnes & Noble distribution center. Orders for music are fulfilled through AEC One Stop Group, Inc. ("AEC").

       Internet customer orders are processed at B&N.com's fulfillment center in central New Jersey, which is in close proximity to the Barnes & Noble distribution center. Additionally, B&N.com has a dedicated customer service group in northern New Jersey.

       In the second quarter of 2000, B&N.com anticipates opening its own distribution center in Memphis, Tennessee. A second distribution center is expected to open in Reno, Nevada within the next twelve months. These facilities will have the most advanced materials handling equipment and technology for direct to consumer fulfillment.

Technology

       B&N.com believes that it currently has a state-of-the-art interactive e-commerce platform, and it plans to continue to invest in technologies that will enable B&N.com to offer its customers the most convenient and user-friendly online shopping experience possible. B&N.com has been able to quickly establish suites of "best of breed" solutions by following a strategy of leveraging existing systems and the best demonstrated processes of Barnes & Noble, licensing existing commercial technology when available and focusing its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications currently in use by B&N.com allow it to support a distributed, scalable and secure e-commerce environment.

       B&N.com uses the latest Intel-based Server Technology provided by Compaq in a fully redundant configuration to power its Web site, which is hosted in two separate locations. At these locations, B&N.com maintains computers that store its web pages in electronic form and transmits them to requesting users. Such storage and transmittal is referred to as hosting. B&N.com maintains its primary host location in its corporate headquarters in New York. A second host location is operated by a third party, which provides additional capacity and full redundancy. All hosting locations are configured with excess Internet telecommunications capacity to avoid slow response time and nine separate Internet service providers are used. By maintaining redundant host locations, B&N.com has significantly reduced its exposure to downtime and service outages.

       B&N.com's integrated systems and tools provide functionality in the following areas:

             Title Database and Search Functionality. B&N.com has been able to establish a comprehensive and accurate book database by employing a multi-channel data sourcing strategy. B&N.com obtains its primary title data directly from Barnes & Noble. Weekly updates are automatically sent to B&N.com's servers. B&N.com complements this primary title database content feed with data from multiple external sources and is able to systematically evaluate data, identify inconsistencies and correct inaccuracies. B&N.com has also developed a powerful proprietary search engine. This software allows a user to search for books using a variety of criteria, including author, title, keywords, subject area, ISBN number, book format, subject, price and a series of children's age ranges. Search results can then be sorted by user-defined sequences including "bestseller", "date published", a "Readers Catalog highly recommended book", or in alphabetical sequence.

             E-Commerce. B&N.com has developed its e-commerce applications using the Microsoft SiteServer Architecture. Working with Microsoft, B&N.com has created a set of server applications that allow customers to establish an account to store an address book, credit cards and ordering preferences. A customer needs to set up an account only once. Once the account has been established the customer can shop the traditional "e-commerce" path by adding items to their shopping cart. Options for gift certificates, gift-wrap, gift message and the ability to select from a variety of shipping methods are available for customers.

             Community and Interactivity. B&N.com has established several applications to facilitate interaction with its customers. An "Auditorium", which uses Microsoft's Chat technology, is used to host real-time author chats each night on B&N.com's online bookstore. Since going online in May, 1997, over 1,050 authors and musicians from a wide variety of genres have participated in these chats.

             Order Processing. B&N.com has created a proprietary application to expedite orders into the fulfillment process. This application has real-time connectivity to Barnes & Noble's distribution center as well as other third party suppliers. In addition to immediately securing the inventory for the customer, application logic determines the best possible choice of shipping warehouse by evaluating purchase margin, postage cost and customer delivery time.

             Order Fulfillment and Customer Service. B&N.com has developed propriety applications which enable it to receive products and assign it to customers based upon various ordering, handling and shipping criteria. B&N.com has also developed proprietary e-mail applications which are used for customer service.

             Sales Tracking and Analysis. B&N.com licenses technology from Be Free Inc. to support its affiliate program. The software provides sophisticated sales tracking for the members of the affiliate network with real time reporting and analysis tools. B&N.com has built a comprehensive data warehouse to store and analyze customer, sales and online bookstore activity data.

Competition

       Both the e-commerce market and retail bookselling business are highly competitive. Since the introduction of e-commerce to the Internet, the number of e-commerce Web sites competing for customer attention has increased rapidly. The Company expects future competition to intensify given the relative ease with which new Web sites can be developed. The Company believes that the primary competitive factors in e-commerce are brand recognition, site content, ease of use, price, fulfillment speed, customer support and reliability. The Company believes that B&N.com's success will depend heavily upon its ability to provide a compelling and satisfying shopping experience. The Company believes that other factors that will affect B&N.com's success include B&N.com's continued ability to attract experienced marketing, technology, operations and management talent. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. Increased competitiveness among online retailers may result in reduced operating margins, loss of market share and a diminished brand franchise.

       With respect to the sale of books, which constitutes B&N.com's largest source of revenue, B&N.com currently competes with numerous booksellers including other Internet-based companies such as Amazon.com, and traditional book retailers. With respect to the sale of music, software and videos, B&N.com competes with numerous merchants including other Internet-based companies, such as Amazon.com, Cdnow, Reel.com, Beyond.com and traditional retailers. B&N.com's main online competitor, Amazon.com, has a longer online operating history and a larger existing customer base than B&N.com. B&N.com is aware that Amazon.com has and may continue to adopt aggressive pricing and marketing strategies. B&N.com is also aware of other online retailers that are offering substantial discounts on products, including books, music, software and videos, which are subsidized by advertising revenue from their Web sites. An increase in the prevalence of this type of business model could lead to additional pricing pressures on B&N.com's products. If and when B&N.com decides to add additional products in its online stores, it will most probably face intense competition for those products as well.

Seasonality

       B&N.com experiences seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns.

Government Regulation and Legal Uncertainties

       E-commerce is new and rapidly changing, and federal and state regulation relating to the Internet and e-commerce is evolving. Currently, there are few laws or regulations directly applicable to the access of the Internet or e-commerce on the Internet. Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the rapid growth of e-commerce, may trigger the development of tougher consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of B&N.com's online stores or could otherwise have a material adverse effect on B&N.com's business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

       Further, several telecommunications carriers have requested the Federal Communications Commission ("FCC") to regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and online service providers and impose fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced cost of the Internet, as a medium for commerce, which could have a material adverse effect on B&N.com's business, financial condition, results of operations or prospects.

Employees

       As of February 29, 2000, B&N.com employed approximately 1,237 full-time and part-time employees. B&N.com also employs independent contractors to perform duties in various departments, including software development, editorial and administration. B&N.com's employees are not represented by unions, and B&N.com considers its relationship with its employees to be excellent. B&N.com believes that its success is dependent on its ability to attract and retain qualified personnel in numerous areas.

Item 2.  PROPERTIES

       B&N.com's principal administrative, marketing and technical facilities are located in New York, New York and are covered by two leases. The leases are for approximately 150,000 square feet of office space and expire in 2015. The rent is approximately $1 million in 1999, $3 million in 2000, $4 million per year through 2007, and $6 million per year thereafter.

       B&N.com currently leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. The lease term is five years commencing in January 2000. The annual rent is approximately $1.1 million.

       B&N.com entered into an agreement to lease 600,000 square feet of space in Reno, Nevada for a second distribution facility. The building will be completed and ready for occupancy in stages throughout 2000. The lease is for a period of ten years commencing with substantial completion of the facility. Annual rent for the entire completed facility will be approximately $2.1 million for years one through five and approximately $2.4 million for years six through ten. Four five-year options to renew are included in the terms of the lease.

       B&N.com leases 30,000 square feet in New Jersey for its customer service operations. The lease term is ten years commencing June 1, 1999. Annual rent for years one through five is approximately $700,000. Annual rent for years five through ten is approximately $750,000. The lease may be renewed for one five-year period at an agreed upon prevailing fair market value rate.

       Barnes & Noble leases a 300,000 square foot facility located in New Jersey, of which B&N.com utilizes approximately 100,000 square feet for its current fulfillment operations. B&N.com currently pays Barnes & Noble $31,800 per month for its proportionate share of such lease. This lease expires in March 2003, however, Barnes & Noble has an option to extend the lease for up to three additional successive two-year periods.

Item 3.  LEGAL PROCEEDINGS

      B&N.com is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of B&N.com.

       In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Inc., Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000 a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $10,000,000 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company and B&N.com intend to vigorously defend this action.

     In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against Barnes & Noble, Inc. and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In October 1999, the Company and B&N.com were added as defendants in the action. The Company and B&N.com intend to vigorously defend this action.

      On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999, the Court granted Amazon's motion for a preliminary injunction. As a result, consistent with the Court's order, B&N.com replaced its Express Lane feature with an Express Checkout feature requiring two clicks. The Company and B&N.com intend to vigorously defend this action.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's Class A Common Stock is listed on the NASDAQ National Market under the symbol "BNBN" and began trading on May 25, 1999. On March 17, 2000, the Company had 546 shareholders of record. The Company's Class A Common Stock price at the close of business on March 17, 2000 was $8 9/16 per share.

      The table below sets forth the high and low sale prices of the Company's Class A Common Stock for the periods indicated, as reported by the NASDAQ National Market.

                                               High          Low
                                               ----          ---
             1999
             ----

             May 25 through June 30            $ 26 5/8      $ 14 1/4
             Third Quarter                     $ 20 7/8      $ 15
             Fourth Quarter                    $ 23 1/2      $ 14 1/16

      The Company has not declared or paid any dividends on its Common Stock and B&N.com has not made any distributions to its members, since their respective dates of inception. Both the Company and B&N.com do not currently anticipate paying any dividends or distributions, except for amounts which may be distributed by B&N.com to cover income tax liabilities, if any, of its members arising from the taxable income of B&N.com. Cash distributions by B&N.com may also be restricted by future debt covenants. The Company currently intends to cause B&N.com to retain future earnings, if any, to finance the expansion of the business of B&N.com.

Item 6.  SELECTED FINANCIAL DATA (thousands of dollars, except per share data)

      The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

                                          barnesandnoble.com inc. and subsidiary || barnesandnoble.com llc and its predecessor
                                          -------------------------------------- || ------------------------------------------
                                                      (Consolidated)             ||
                                             Pro forma                           ||
                                             year ended       May 25, 1999       ||   January 1,          Year Ended December 31,
                                             December 31,    to December 31,     ||    1999 to         -----------------------------
                                             1999 (1)(2)        1999 (3)         ||  May 24, 1999 (4)      1998(4)         1997(4)
                                           ----------------  ---------------     || -----------------   -------------    -----------
                                                                                 ||
                                                                                 ||
Statement of Operations Data:                                                    ||
Net sales                                    $ 202,567         $ 148,263         ||     $  54,304         $  61,834      $  11,949
Cost of sales                                  159,937           117,850         ||        42,087            47,569         10,117
                                             ---------         ---------         ||     ---------         ---------      ---------
    Gross profit                                42,630            30,413         ||        12,217            14,265          1,832
                                             ---------         ---------         ||     ---------         ---------      ---------
Operating expenses:                                                              ||
    Marketing and sales                        111,553            79,257         ||        32,296            70,423          8,855
    Technology & web site development           21,006            15,058         ||         5,948             8,532          3,256
    General and administrative                  32,714            22,765         ||         9,949            19,166          3,273
                                             ---------         ---------         ||     ---------         ---------      ---------
Total operating expense                        165,273           117,080         ||        48,193            98,121         15,384
                                             ---------         ---------         ||     ---------         ---------      ---------
Operating loss                                (122,643)          (86,667)        ||       (35,976)          (83,856)       (13,552)
Interest income, net                            20,238            18,615         ||         1,623               708              -
                                             ---------         ---------         ||     ---------         ---------      ---------
Loss before minority interest                 (102,405)          (68,052)        ||       (34,353)          (83,148)       (13,552)
Minority interest                               54,253            54,253         ||             -                 -              -
                                             ---------         ---------         ||     ---------         ---------      ---------
Net loss-historical                            (48,152)        $ (13.799)        ||       (34,353)          (83,148)       (13,552)
                                                               =========         ||                       =========      =========
Pro forma adjustment to                                                          ||
    minority interest (5)                       27,534                           ||        27,534            66,518         10,842
                                             ---------                           ||     ---------         ---------      ---------
Net loss-pro forma (2)                       $ (20,618)                          ||     $  (6,819)        $ (16,630)     $  (2,710)
                                             =========                           ||     =========         =========      =========
                                                                                 ||
Basic and diluted net loss                                                       ||
   per common share (6)                      $  (0.72)         $   (0.48)        ||  $      (0.24)        $   (0.58)     $   (0.09)
Basic and diluted weighted average common                                        ||
   shares outstanding (6)                      28,778             28,797         ||        28,750            28,750         28,750
                                                                                 ||
Basic and diluted loss before minority                                           ||
    interest per share (6)(7)                $   (0.72)        $   (0.48)        ||  $      (0.24)        $   (0.58)     $   (0.09)
Basic and diluted weighted average shares                                        ||
     outstanding, if converted (6)(7)          143,939           144,064         ||       143,750           143,750        143,750
                                                                                 ||
Balance Sheet Data:                                                              ||
Cash and cash equivalents                    $ 247,403                           ||                       $  96,940      $       -
Long term marketable securities                 71,852                           ||                               -              -
Working capital                                429,674                           ||                          78,681          3,176
Total assets                                   679,518                           ||                         202,144         26,327
Minority interest (8)                          482,896                           ||                               -              -
Equity                                       $ 120,682                           ||                       $ 169,149      $  19,213

(1) Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.
(2) The pro forma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred at the beginning of the repective periods.
(3) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.
(4) Includes the historical results of barnesandnoble.com llc and its predecessor.
(5) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.
(6) For periods prior to May 25, 1999, reflects the pro forma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1997.
(7) Includes the conversion of membership units in barnesandnoble.com llc held by Barnes & Noble and Bertelsmann into outstanding shares of the Company.
(8) Represents the approximate 80% interest in Barnes & Noble and Bertelsmann in the equity of barnesandnoble.com llc.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

       This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com's current and future investments and new product initiatives, unanticipated costs associated with B&N.com's new warehouses or the failure to successfully integrate those warehouses into B&N.com's distribution network, unanticipated costs or affects associated with Year 2000 compliance problems of the Company or B&N.com or their service or supply providers, the factors described below under "Quarterly Results of Operations," changes in tax and other governmental rules and regulations applicable to the Company or B&N.com and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Overview

       The Company is a holding company whose sole asset is its 20.3% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the fourth largest e-commerce Web site, based on the Media Metrix January 2000 report.

       B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Through February 2000, B&N.com has offered for sale both new and out-of -print books, music, software, magazine subscriptions and prints & posters. In October 1999, the Company also launched eCards, offering an exclusive selection of over 1,700 unique images that can be personalized and enhanced with animation and music. The eCards can be sent for free through e-mail. The Company intends to continue to expand its product offering within the broad categories of knowledge, information, education and entertainment including entering into the video and DVD category in 2000.

       The results of operations discussed hereafter include the pro forma results of the Company and B&N.com for the year ended December 31, 1999 and the historical results of B&N.com and its predecessors for the years ended December 31, 1998 and 1997. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales are not necessarily meaningful and should not be relied upon as an indication of future performance. Additionally, no analysis has been provided regarding B&N.com's historical period of January 1, 1999 to May 24, 1999, as well as the Company's historical period May 25, 1999 to December 31, 1999, as the Company believes that such an analysis would not be meaningful, since there was no change in the net asset basis of the Company due to the Recapitalization.

Results of Operations

Net Sales

                                          Year Ended
                                         December 31,
               --------------------------------------------------------------
                  Pro forma
                    1999      % Change      1998      % Change      1997
               --------------          --------------          --------------
                                       (in thousands)

Net sales         $ 202,567      228%       $ 61,834     417%      $11,949


       Net sales are composed of sales of books, music, software, prints & posters and related products, net of returns, as well as outbound shipping and handling charges. In 1999, sales more than tripled from $61.8 million in 1998 to $202.0 million in 1999. Growth in net sales reflects a significant increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers, in addition to the introduction of music and prints & posters product lines during 1999. During 1999, B&N.com's cumulative customer base more than tripled to approximately 4 million customers. Repeat customer orders increased to 66% as of the year end December 31, 1999 from 52% as of the year end December 31, 1998. International sales represented 6.3%, 10.0% and 10.0% of net sales for the years ended December 31, 1999, 1998 and 1997, respectively. B&N.com expects that sales from new product categories to be introduced in 2000, coupled with its growing market share in its core business, will result in significant sales growth in the future.

Gross Profit

                                          Year Ended
                                         December 31,
               --------------------------------------------------------------
                  Pro forma
                    1999      % Change      1998      % Change      1997
               --------------          --------------          --------------
                                       (in thousands)

Gross profit       $ 42,630      199%       $ 14,265     679%       $1,832

Gross margin          21.0%                    23.1%                 15.3%


       Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased due to the Company's increased sales volume, however, gross margin decreased in 1999 to 21.0% from 23.1%. The decrease in gross margin is due primarily to the increase, from 40% to 50%, in the discount offered on New York Times best sellers and the introduction of music during the third quarter of 1999, which has a lower gross margin than books. Gross margin increased in 1998 to 23.1% from 15.3% primarily as a result of an improvement in merchandise mix

       The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. Gross margins attributable to new business activities may be lower than those associated with the Company's existing business activities. The Company does believe improvements to gross margin due to better product mix, marketing partnerships, leverage in the marketplace and internal fulfillment are expected in the future.

Marketing and Sales

                                                    Year Ended
                                                   December 31,
                         --------------------------------------------------------------
                            Pro forma
                              1999      % Change      1998      % Change      1997
                         --------------          --------------          --------------
                                                 (in thousands)

Marketing and sales         $ 111,553       58%       $ 70,423     695%      $8,855

Percentage of net sales         55.1%                   113.9%                74.1%


       Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling, editorial, fulfillment and customer service activities. Fulfillment activities include receiving of goods, picking of goods for shipment and assembly for shipment. All fulfillment costs, including the cost of operating and staffing distribution centers and customer service, are included in marketing and sales. Marketing and sales expenses increased primarily due to the increases in B&N.com's advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. B&N.com is focusing on lowering the cost of customer acquisition while continuing to pursue its aggressive branding and marketing campaign. Fixed fulfillment costs are expected to increase in 2000 as a result of the additional fixed costs associated with two new distribution facilities. B&N.com expects fulfillment costs as a percentage of sales to also be higher in 2000.

       Accounting standard setters are currently reviewing financial statements of internet companies in order to achieve a consensus with respect to the financial statement presentation of certain items. Included in this review is the current practice of including certain warehouse and fulfillment costs in marketing and sales expense instead of in cost of sales. During 1999 and 1998 B&N.com included warehouse and customer service costs of $28,634 and $10,914, respectively, in marketing and sales expense. Also being reviewed by accounting standard setters is the practice of classifying certain coupon redemption costs as marketing and sales expense instead of as a reduction to sales. B&N.com has included in marketing expenses approximately $6 million, or 3% of sales, of coupon redemptions for the full year ended 1999. No coupons were redeemed in 1998. Had B&N.com treated coupon redemptions as a reduction to sales and marketing expense in 1999, gross margin would have decreased from 21.0% to 18.6% and marketing and sales expense as a percentage of sales would have decreased from 55.1% to 53.7%. In addition, the accounting standard setters are reviewing Web site development costs. The Company's accounting for the features, content and functionality of B&N.com's online stores, transaction-processing systems, telecommunications infrastructure and network operations is described in Note 2 to the financial statements.

Technology and Web Site Development

                                                    Year Ended
                                                   December 31,
                         --------------------------------------------------------------
                            Pro forma
                              1999      % Change      1998      % Change      1997
                         --------------          --------------          --------------
                                                 (in thousands)

Technology & Web site        $ 21,006     146%         $ 8,532     162%      $3,256
     development

Percentage of net sales         10.4%                    13.8%                27.2%


       Technology and Web site development expenses consist principally of payroll and related expenses for web page production, editorial and network operations personnel and consultants, and infrastructure related to systems and telecommunications. As a percentage of net sales, technology and Web site development expenses have steadily decreased, demonstrating the leveraging of these expenses. The increase in technology and Web site development expenses in dollars, was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of B&N.com's Web site and transaction-processing systems. Technology and Web site development expenses are also a result of increased investments in systems and telecommunications infrastructure, including investments associated with entry into music and print & poster sales and the development of eCards and expenses required to support the significant increase in net sales. B&N.com believes that continued investment in technology and Web site development is critical to attaining its strategic objectives. As a result, B&N.com expects technology and Web site development expenses to continue to increase. B&N.com has evaluated all software development projects that were in progress as of December 31, 1999 to determine whether or not it was no longer probable that any of the projects would be placed in service. Based on that evaluation, B&N.com expects to complete and put in service all software development projects that existed as of year end.

General and Administrative

                                                       Year Ended
                                                      December 31,
                            --------------------------------------------------------------
                               Pro forma
                                 1999      % Change      1998      % Change      1997
                            --------------          --------------          --------------
                                                    (in thousands)

General and administrative      $ 32,714       71%       $ 19,166     486%       $3,273

Percentage of net sales            16.1%                    31.0%                 27.4%


       General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The increase in general and administrative expenses was primarily a result of expenses associated with the hiring of additional personnel and professional fees related to B&N.com's growth and expanded activities and an increase in depreciation and amortization. Such expenses decreased as a percentage of net sales from the year ended December 31, 1998 to the year ended December 31, 1999 due to the significant increase in net sales and the effects of leveraging these expenses over a larger sales base. B&N.com expects general and administrative expenses to increase as B&N.com expands its staff and incurs additional costs related to the growth of its business, however, B&N.com expects continued decreases of general and administrative expenses as a percentage of sales as it leverages these expenses over higher sales.

Interest Income, Net

                                                    Year Ended
                                                   December 31,
                         --------------------------------------------------------------
                            Pro forma
                              1999      % Change      1998      % Change      1997
                         --------------          --------------          --------------
                                                 (in thousands)

Interest income, net         $ 20,238    2,758%          $ 708      N/A           --

Percentage of net sales         10.0%                     1.1%                    --


       Interest income on cash and marketable securities increased in 1999 due to the higher cash and marketable securities balances resulting from the Company's financing activities. In addition to the approximately $484.4 million raised through the Company's initial public offering, the Company has received $200 million of capital investment by B&N.com's members since November 1998.

Income Taxes

       The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Seasonality

       B&N.com experiences seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns.

Quarterly Results of Operations

       The Company expects that B&N.com may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside B&N.com's control. Factors that may adversely affect B&N.com's quarterly operating results include: (i) B&N.com's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) B&N.com's ability to acquire product and to manage fulfillment operations; (iii) B&N.com's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement, or introduction of new sites, service and products by B&N.com and its competitors; (v) price competition; (vi) B&N.com's ability to upgrade and develop its systems and infrastructure; (vii) the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products such as those offered by B&N.com; (viii) B&N.com's ability to attract new and qualified personnel in a timely and effective manner; (ix) the level of traffic on B&N.com's online stores; (x) B&N.com's ability to manage effectively its development of new business segments and markets; (xi) B&N.com's ability to successfully manage the integration of operations and technology of acquisitions and other business combinations; (xii) technical difficulties, system downtime or Internet brownouts; (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of B&N.com's business, operations and infrastructure; (xiv) the level of returns experienced by B&N.com; (xv) governmental regulation and taxation policies;
(xvi) disruptions in service by common carriers due to strikes or otherwise;
(xvii) general economic conditions including those specific to the Internet, e-commerce and book industry; and (xviii) the factors described above under "Forward Looking Statements."

Liquidity and Capital Resources

       The Company finished 1999 with a debt-free balance sheet. At December 31, 1999, the Company's cash, cash equivalents and short-term marketable securities were $478.0 million, compared to $96.9 million on December 31, 1998. In addition, at December 31, 1999 the Company had $71.9 million in long-term marketable securities, compared with no long-term marketable securities at December 31, 1998. On May 25, 1999, the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million and reclassified $50.4 million from restricted cash to marketable securities.

       Net cash flows used in operating activities were $58.4 million, $54.7 million and $14.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used in 1999 was primarily attributable to a net loss of $48.2 million after minority interest of $54.2 million. In addition, receivables increased $13.1 million and merchandise inventories increased $2.3 million. This was partially offset by depreciation and amortization of $13.8 million, an increase in payables to affiliates of $3.9 million, a $19.2 million increase in accounts payable, an increase in accrued liabilities of $19.8 million and a decrease of $2.6 million in prepaid expenses and other current assets. Cash used in 1998 was primarily attributable to a net loss of $83.1 million. In addition, net receivables increased $2.0 million, merchandise inventories increased $1.0 million, prepaid expenses and other current assets increased $1.5 million and accounts payable decreased $3.9 million. This was partially offset by depreciation and amortization of $6.8 million, an increase in payables to affiliates of $13.2 million and a $16.5 million increase in accrued liabilities. Cash used in 1997 was primarily attributable to a net loss of $13.6 million. In addition, net receivables totaling $0.4 million, purchase of merchandise inventories totaling $0.6 million and increases in prepaid expenses and other current assets totaling $9.2 million utilized cash in 1997. This was partially offset by depreciation and amortization of $2.3 million, an increase in payables of $3.9 million and a $3.3 million increase in accrued liabilities.

       Net cash used in investing activities of $327.9 million for the year ended December 31, 1999 was attributable to a $302.5 million increase in marketable securities, purchases of fixed assets totaling $71.9 million and a $3.9 million increase in other non-current assets, partially offset by a $50.4 million decrease in restricted cash. Net cash used in investing activities of $81.5 million for the year ended December 31, 1998 was primarily attributable to purchases of fixed assets totaling $31.0 million and an increase in restricted cash of $50.4 million. Net cash used in investing activities of $18.3 million for the year ended December 31, 1997 was primarily attributable to purchases of fixed assets.

       Net cash flows from financing activities were $536.8 million for the year ended December 31, 1999, primarily due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million. Net cash flows from financing activities of $233.1 million and $32.8 million for the years ended December 31, 1998 and 1997, respectively, resulted entirely from capital contributions.

       At December 31, 1999, the Company's principal sources of liquidity consisted of $247.4 million of cash and cash equivalents and $230.6 million of short-term marketable securities. Long term marketable securities totaled

$71.9 million. Preparing two distribution centers for operation in 2000 is expected to require continued significant capital expenditures. Total capital expenditures to complete the Memphis facility are expected to be approximately $5 million in 2000, while total capital expenditures for the Reno facility are expected to be approximately $20 million over the next twelve months. The distribution centers are being established to enhance service and availability to customers and improve purchasing efficiencies. Expenditures to stock inventories at both facilities will also occur over the next twelve months. As of December 31, 1999, the Company's remaining principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. The Company anticipates a continued increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

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

Year 2000 Compliance

       Beginning in the Year 2000, the date fields coded in some software products and computer systems needed to accept four digit entries in order to distinguish 21st century dates from 20th century dates and, as a result, many companies' software and computer systems needed to be upgraded or replaced in order to comply with such Year 2000 requirements. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      B&N.com developed a remediation plan for the Year 2000 issue that involved identification, assessment and testing of the equipment and systems affected, including:

o an assessment of information technology (IT) equipment and systems, which includes web servers and web serving technology;
o an assessment of non-information technology (non-IT) embedded systems such as building security, voice mail, fire prevention, climate control and other systems; and
o  the readiness of significant third party vendors and suppliers of services.

       The evaluation, covered the following phases:

o development of an inventory of all IT equipment and systems and non-IT systems that were potentially affected;
o  determination of those systems that required repair or replacement;
o  repair or replacement of those systems;
o  testing of those repaired or replaced systems; and
o  creation of contingency plans in the event of Year 2000 failures.

       To date, less than 10% of assessed systems have required repair or replacement. Non-IT systems and internally developed programs were reviewed, and were not considered to be date sensitive to the Year 2000. Based on this evaluation, the Company's management did not believe that B&N.com's systems and programs presented Year 2000 issues.

       The Company has not experienced any material Year 2000 problems. However, there can be no assurance that problems will not arise for the Company, its suppliers or others with whom the Company does business with in 2000. The Company intends to continue to monitor its compliance, as well as the compliance of others whose operations are material to its business.

Costs to Address Year 2000 Compliance

       To date, B&N.com has incurred approximately $1.0 million in connection with identifying or evaluating Year 2000 compliance issues. Most of these expenses have related to the opportunity cost of time spent by B&N.com's employees evaluating its software, the current versions of its products and Year 2000 compliance matters generally. The Company expects that B&N.com's future Year 2000 costs will be minimal and will be funded from cash on hand. However, the full impact of the Year 2000 issues cannot be determined at this time. The failure by certain third parties to address their Year 2000 issues on a timely basis could adversely affect B&N.com's business.

Recently Issued Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. B&N.com does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements because B&N.com does not currently hold any derivative instruments.


       In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable.


Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          See Exhibit (a) (1)


Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          DISCLOSURE

          None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 11.  EXECUTIVE COMPENSATION

       The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 1999.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)     Financial Statements:                                        Page(s)

            Reports of Independent Certified Public Accountants          F-1

            Balance Sheets                                               F-3

            Statements of Operations                                     F-4

            Consolidated Statement of Stockholders' Equity               F-5

            Statements of Members' Equity                                F-6

            Statements of Cash Flows                                     F-7

            Notes to Financial Statements                                F-8


(a) (2)     Financial Statement Schedules:

            None.

            All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a) (3)     Exhibits

Exhibit No. Description

3.1 Form of Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

3.2 Form of Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.1 Form of the Company's 1999 Incentive Plan. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.2 Interactive Services Agreement, dated as of July 31, 1997, by and between the Company and Lycos, Inc. (Incorporated herein by reference to Exhibit 10.2 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.3 Interactive Marketing Agreement, dated as of November 1, 1997, by and between the Company and America Online, Inc. (Incorporated herein by reference to Exhibit 10.3 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.4 Ecommerce Merchant Agreement, dated as of October 27, 1997, between the Company and Microsoft Corporation, together with Amendment No. 4 to Ecommerce Merchant Agreement. (Incorporated herein by reference to Exhibit 10.4 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.5 Formation Agreement, effective as of 11:59 p.m., October 31, 1998, among Bertelsmann AG, BOL.US Online, Inc., Barnes & Noble, Inc., the Company, B&N.com Holding Corp. and B&N.com Member Corp. (Incorporated herein by reference to Exhibit 10.5 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6,
            1999)

10.6 Form of Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.6 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.7 Form of Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.7 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.8 Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.9 Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.10 Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.11 Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Marboro Books Corp. (Incorporated herein by reference to Exhibit 10.11 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.12 Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.13 Trademark License Agreement dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.14 Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.15 Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.16 Form of Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.17 Form of Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Marboro Books Corp. (Incorporated herein by reference to Exhibit 10.17 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.18 Form of Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.18 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.19 Form of Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.19 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.20 Form of Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.20 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.21 Form of Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.21 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.22 Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B.Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.23 Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.24 Employment Agreement (Chief Executive Officer), dated as of November 1, 1998, among barnesandnoble.com llc, Barnes & Noble, Inc., Bertelsmann A.G. and Jonathan Bulkeley. (Incorporated herein by reference to Exhibit 10.24 in Amendment No.2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.25 Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.26 Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.27 Form of Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensor, and barnesandnoble.com llc, as Licensee. (Incorporated herein by reference to Exhibit 10.27 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.28 Form of Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensee, and barnesandnoble.com llc, as Licensor. (Incorporated herein by reference to Exhibit 10.28 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.29 Employment Termination Agreement, dated as of February 22, 1999, between barnesandnoble.com llc and Jeffrey Killeen. (Incorporated herein by reference to Exhibit 10.29 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.30 Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc.

10.31 Amended and Restated Industrial Lease Agreement effective as of July 27, 1999 between Industrial Developments International (Tennessee), L.P., as landlord and barnesandnoble.com llc, as tenant.

10.32 Lease Agreement, dated September 8, 1999, between ProLogis Development Services Incorporated, as landlord, and barnesandnoble.com llc, as tenant.

10.33 Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant.

10.34 Assignment, Assumption and Consent Agreement and Amendment to Lease dated as of October 1, 1999, among Barnes & Noble, Inc., as assignor, barnesandnoble.com llc, as assignee and 111 Chelsea LLC, as landlord.

23.1        Consent of BDO Seidman, LLP.

27.1        Financial Data Schedule

(b)         Reports on Form 8-K:

            None

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

Date:  March 29, 2000                  By: /s/ STEPHEN RIGGIO
                                           -------------------
                                               Stephen Riggio
                                               Vice Chairman and Acting Chief
                                               Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

Name                              Capacity                        Date
----                              --------                        ----

/s/  LEONARD RIGGIO               Chairman of the Board           March 29, 2000
---------------------------
     Leonard Riggio

/s/  STEPHEN RIGGIO               Vice Chairman and               March 29, 2000
---------------------------       Acting Chief Executive Officer
     Stephen Riggio               (Principal Executive Officer)

/s/  MARIE J. TOULANTIS           Chief Financial Officer         March 29, 2000
---------------------------       (Principal Accounting and
     Marie J. Toulantis           Financial Officer)

/s/  MICHAEL N. ROSEN             Secretary and Director          March 29, 2000
---------------------------
     Michael N. Rosen

/s/  THOMAS MIDDELHOFF            Director                        March 29, 2000
---------------------------
     Thomas Middelhoff

/s/  MARKUS WILHELM               Director                        March 29, 2000
---------------------------
     Markus Wilhelm

/s/  KLAUS EIERHOFF               Director                        March 29, 2000
---------------------------
     Klaus Eierhoff

/s/  JAN MICHIEL HESSELS          Director                        March 29, 2000
---------------------------
     Jan Michiel Hessels

/s/  WILLIAM RIELLY               Director                        March 29, 2000
---------------------------
     William Rielly

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
barnesandnoble.com inc.


       We have audited the accompanying consolidated balance sheet of barnesandnoble.com inc. and subsidiary, as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the period May 25, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiary at December 31, 1999, and the results of their operations and their cash flows for the period May 25, 1999 to December 31, 1999 in conformity with generally accepted accounting principles.



New York, New York

February 7, 2000




BDO Seidman, LLP

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
barnesandnoble.com llc

     We have audited the accompanying balance sheet of barnesandnoble.com llc, and its predecessor, as of December 31, 1998 and the related statements of operations, members' equity and cash flows for the period January 1, 1999 to May 24, 1999 and the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, on the basis described in Note 1 to the financial statements, the financial position of barnesandnoble.com llc and its predecessor at December 31, 1998, and the results of their operations and their cash flows for the period January 1, 1999 to May 24, 1999 and the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

New York, New York

February 7, 2000




BDO Seidman, LLP

                                 BALANCE SHEETS
                  (thousands of dollars, except per share data)

                                                                      barnesandnoble.com inc. ||
                                                                           and subsidiary     ||
                                                                          (Consolidated)      ||   barnesandnoble.com llc
                                                                           December 31,       ||        December 31,
                                                                              1999            ||           1998
                                                                           ------------       ||       ------------
                                                                                              ||
ASSETS:                                                                                       ||
Current assets:                                                                               ||
         Cash and cash equivalents                                           $ 247,403        ||          $ 96,940
         Marketable securities                                                 230,644        ||                 -
         Receivables, net                                                       15,520        ||             2,387
         Merchandise inventories                                                 3,886        ||             1,579
                  Prepaid expenses and other current assets                      8,161        ||            10,770
                                                                             ---------        ||          --------
                  Total current assets                                         505,614        ||           111,676
                                                                             ---------        ||          --------
Fixed assets, net                                                               97,854        ||            39,770
Restricted cash                                                                      -        ||            50,393
Long term marketable securities                                                 71,852        ||                 -
Other non-current assets                                                         4,198        ||               305
                                                                             ---------        ||          --------
                  Total assets                                               $ 679,518        ||          $202,144
                                                                             =========        ||          ========
                                                                                              ||
LIABILITIES AND EQUITY                                                                        ||
Current liabilities:                                                                          ||
         Accounts payable                                                    $  19,204        ||         $       -
         Accrued liabilities                                                    39,627        ||            19,804
         Due to affiliate                                                       17,109        ||            13,191
                                                                             ---------        ||          --------
                  Total current liabilities                                     75,940        ||            32,995
                                                                             ---------        ||          --------
Minority interest                                                              482,896        ||                 -
                                                                             ---------        ||          --------
Stockholders' equity:                                                                         ||
         Preferred Stock: $0.001 par value; 50,000,000 shares                                 ||
             authorized; none issued and outstanding                                 -        ||                 -
         Common Stock Series A; $0.001 par value; 750,000,000                                 ||
             shares authorized; 29,347,067 and 0 shares issued and                            ||
             outstanding, respectively                                              29        ||                 -
         Common Stock Series B; $0.001 par value; 1,000 shares                                ||
             authorized; 1 and 0 shares issued and outstanding,                               ||
             respectively                                                            -        ||                 -
         Common Stock Series C; $0.001 par value; 1,000 shares                                ||
             authorized; 1 and 0 shares issued and outstanding,                               ||
             respectively                                                            -        ||                 -
         Paid-in capital                                                       134,452        ||                 -
         Accumulated deficit                                                   (13,799)       ||                 -
         Members' equity                                                             -        ||           169,149
                                                                             ---------        ||          --------
                  Total equity                                                 120,682        ||           169,149
                                                                             ---------        ||          --------
Commitments and contingencies                                                                 ||
                  Total liabilities and equity                               $ 679,518        ||          $202,144
                                                                             =========        ||          ========



See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS
                  (thousands of dollars, except per share data)


                                     barnesandnoble.com inc. and subsidiary ||   barnesandnoble.com llc and its predecessor
                                     -------------------------------------- ||   ------------------------------------------
                                                (Consolidated)              ||
                                        Pro forma                           ||
                                        year ended          May 25, 1999    ||  January 1,           Year Ended December 31,
                                        December 31,       to December 31,  ||    1999 to       ---------------------------------
                                        1999 (1)(2)           1999 (3)      ||  May 24, 1999 (4)   1998 (4)           1997 (4)
                                        -----------        -----------      || ----------------  ---------------   --------------
                                                                            ||
Net sales                                $ 202,567          $ 148,263       ||  $ 54,304          $ 61,834           $ 11,949
                                                                            ||
Cost of sales                              159,937            117,850       ||    42,087            47,569             10,117
                                         ---------          ---------       ||  --------         ---------           --------
                                                                            ||
   Gross Profit                             42,630             30,413       ||    12,217            14,265              1,832
                                         ---------          ---------       ||  --------         ---------           --------
                                                                            ||
Operating expenses:                                                         ||
   Marketing and sales                     111,553             79,257       ||    32,296            70,423              8,855
   Technology and web site                                                  ||
      development                           21,006             15,058       ||     5,948             8,532              3,256
   General and administrative               32,714             22,765       ||     9,949            19,166              3,273
                                         ---------          ---------       ||  --------         ---------           --------
Total operating expenses                   165,273            117,080       ||    48,193            98,121             15,384
                                         ---------          ---------       ||  --------         ---------           --------
                                                                            ||
                                                                            ||
Loss from operations                      (122,643)           (86,667)      ||   (35,976)          (83,856)           (13,552)
Interest income, net                        20,238             18,615       ||     1,623               708                  -
                                         ---------          ---------       ||  --------         ---------           --------
  Loss before minority interest           (102,405)           (68,052)      ||   (34,353)          (83,148)           (13,552)
                                                                            ||
Minority interest                           54,253             54,253       ||         -                 -                  -
                                         ---------          ---------       ||  --------         ---------           --------
Net loss-historical                        (48,152)         $ (13,799)      ||   (34,353)          (83,148)           (13,552)
                                                            =========       ||
                                                                            ||
Pro forma adjustment to                                                     ||
   minority interest (5)                    27,534                          ||    27,534            66,518             10,842
                                         ---------                          ||  --------         ---------           --------
Net loss-pro forma (2)                   $ (20,618)                         ||  $ (6,819)        $ (16,630)          $ (2,710)
                                         =========                          ||  ========         =========           ========
                                                                            ||
Basic and diluted net loss per                                              ||
  common share (6)                        $  (0.72)        $    (0.48)      || $   (0.24)        $   (0.58)          $  (0.09)
Basic and diluted weighted average                                          ||
  common shares outstanding (6)             28,778             28,797       ||    28,750            28,750             28,750
                                                                            ||
Basic and diluted loss before                                               ||
  minority interest per share (6)(7)     $   (0.72)        $    (0.48)      || $   (0.24)        $   (0.58)          $  (0.09)
Basic and diluted weighted average                                          ||
  shares outstanding, if                                                    ||
  converted (6) (7)                        143,939            144,064       ||   143,750           143,750            143,750

(1) Include the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.
(2) The pro forma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred at the beginning of the respective periods.
(3) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.
(4) Includes the historical results of barnesandnoble.com llc and its predecessor.
(5) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.
(6) For periods prior to May 25, 1999, reflects the pro forma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1997.
(7) Includes the conversion of membership units in barnesandnoble.com llc held by Barnes & Noble and Bertelsmann into outstanding shares of the Company.

See accompanying notes to financial statements.

                     barnesandnoble.com inc. and subsidiary
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                            (in thousands of dollars)


                                        Common
                                        Stock         Paid in      Accumulated
                                       Series A       Capital        Deficit
                                       --------       -------        -------

Balance, May 24, 1999                $        -     $        -     $        -

Issuance of common stock in IPO              29        484,353              -

Exercise of stock options                     -          2,452              -

Capital contribution from
    Bertelsmann                               -         50,000              -

Acquisition of
     barnesandnoble.com llc                   -        134,796              -

Reclassification to minority
     interest (1)                             -       (537,149)             -

Net loss, May 25, 1999 -
     December 31, 1999, net of
     $54,253 minority interest                -              -        (13,799)
                                    -------------------------------------------

Balance, December 31, 1999           $       29     $  134,452     $  (13,799)
                                    ===========================================

(1) To adjust minority interest based on net book equity of barnesandnoble.com llc (after contribution of the proceeds from the Company's initial public offering) multiplied by the ownership percentage in that entity of Barnes & Noble and Bertelsmann.

See accompanying notes to financial statements
                     barnesandnoble.com llc and predecessor
                          STATEMENTS OF MEMBERS' EQUITY
                            (in thousands of dollars)


                                              Accumulated     Capital        Members'
                                                 Loss      Contributions      Equity
                                              -----------  -------------     --------

Balance, January 1, 1997                      $       -    $         -     $        -

Capital contributions from
     Barnes & Noble, Inc., net                        -         32,765         32,765

Net loss, year ended
     December 31, 1997                          (13,552)             -        (13,552)
                                              ---------------------------------------

Balance, December 31, 1997                      (13,552)        32,765         19,213

Capital contribution from
    Barnes & Noble, Inc., net                         -         83,084         83,084

Capital contribution from
     Bertelsmann                                      -        150,000        150,000

Net loss, year ended
     December 31, 1998                          (83,148)             -        (83,148)
                                              ---------------------------------------

Balance, December 31, 1998                      (96,700)       265,849        169,149

Net loss, January 1, 1999-
     May 24, 1999                               (34,353)             -        (34,353)
                                              ---------------------------------------

Balance, May 24, 1999                         $(131,053)      $265,849      $ 134,796
                                              =======================================


See accompanying notes to financial statements

                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                          barnesandnoble.com inc.     ||
                                                             and subsidiary           || barnesandnoble.com llc and its predecessor
                                                      ------------------------------- || ------------------------------------------
                                                              (Consolidated)          ||
                                                        Pro forma                     ||                            Year
                                                        Year Ended     May 25, 1999   ||  January 1,          Ended December 31,
                                                       December 31,   to December 31, ||    1999 to        ------------------------
                                                          1999            1999 (1)    ||  May 24, 1999        1998          1997
                                                      --------------   -------------- ||  ------------     ----------    ----------
                                                                                      ||
Cash flows from operating activities:                                                 ||
  Net loss                                            $ (48,152)          $ (13,799)  ||    $(34,353)      $ (83,148)    $ (13,552)
  Adjustments to reconcile net loss to net                                            ||
    cash flows from operating activities:                                             ||
    Depreciation and amortization                        13,848               9,336   ||       4,512           6,823         2,280
    Loss on sale of fixed assets                              -                   -   ||           -             205             -
    Increase in receivables, net                        (13,133)            (11,894)  ||      (1,239)         (1,957)         (430)
    Increase in merchandise inventories                  (2,307)             (1,747)  ||        (560)           (964)         (615)
    Decrease (increase) in prepaid expenses                                           ||
       and other current assets                           2,609               2,284   ||         325          (1,525)       (9,245)
    Increase (decrease) in accounts payable              19,204              16,683   ||       2,521          (3,857)        3,857
    Increase (decrease) in due to affiliate               3,918               8,878   ||      (4,960)         13,191             -
    Increase (decrease) in accrued liabilities           19,823              27,855   ||      (8,032)         16,547         3,257
    Minority interest in loss                           (54,253)            (54,253)  ||           -               -             -
                                                      ---------           ---------   ||    --------       ---------     ---------
       Net cash flows used in operating activities      (58,443)            (16,657)  ||     (41,786)        (54,685)      (14,448)
                                                      ---------           ---------   ||    --------       ---------     ---------
                                                                                      ||
Cash flows from investing activities:                                                 ||
    Purchases of fixed assets                           (71,889)            (63,973)  ||      (7,916)        (31,035)      (18,233)
    Purchases of marketable securities                 (302,496)           (302,496)  ||           -               -             -
    Decrease (increase) in restricted cash               50,393                   -   ||      50,393         (50,393)            -
    Proceeds from sale of fixed assets                        -                   -   ||           -             200             -
    Net assets of barnesandnoble.com llc at                                           ||
       date of acquisition                                    -              97,729   ||     (97,729)              -             -
    (Increase) decrease in other non-current                                          ||
       assets                                            (3,936)             (4,034)  ||          98            (231)          (84)
                                                      ---------           ---------   ||    --------       ---------     ---------
       Net cash flows used in investing activities     (327,928)           (272,774)  ||     (55,154)        (81,459)      (18,317)
                                                      ---------           ---------   ||    --------       ---------     ---------
                                                                                      ||
Cash flows from financing activities:                                                 ||
    Proceeds from initial public offering               484,382             484,382   ||           -               -             -
    Capital contributions from members                   50,000              50,000   ||           -         233,084        32,765
    Proceeds from exercise of stock options               2,452               2,452   ||           -               -             -
                                                      ---------           ---------   ||    --------       ---------     ---------
       Net cash flows from financing activities         536,834             536,834   ||           -         233,084        32,765
                                                      ---------           ---------   ||    --------       ---------     ---------
                                                                                      ||
Net change in cash and cash equivalents                 150,463             247,403   ||     (96,940)         96,940             -
Cash and cash equivalents at beginning                                                ||
    of period                                            96,940                   -   ||      96,940               -             -
                                                      ---------           ---------   ||    --------       ---------     ---------
Cash and cash equivalents at end of period            $ 247,403           $ 247,403   ||    $      -       $  96,940     $       -
                                                      =========           =========   ||    =======        =========     ========

(1) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

See accompanying notes to financial statements.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


1. Business

     barnesandnoble.com inc. (the "Company") is a holding company whose sole asset is a 20.3% equity interest in barnesandnoble.com llc ("B&N.com"), an online retailer of knowledge, information, education and entertainment related products, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 39.85% equity interest (equivalent to an aggregate of 115,000 Membershiup Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

     Prior to October 31, 1998, the business of B&N.com was conducted by a wholly owned subsidiary of Barnes & Noble, which subsidiary was originally incorporated on January 14, 1997 in the State of Delaware under the name Barnes & Noble Online, Inc. ("B&N Online"). Effective October 31, 1998, Barnes & Noble and Bertelsmann completed a transaction that established B&N.com as the owner and operator of the business (the "Formation Transaction"). In connection with the Formation Transaction, B&N Online contributed substantially all of its assets and liabilities to B&N.com at their historical cost and Bertelsmann contributed $150 million and contributed an additional $50 million in cash prior to the effective date of the public offering. B&N.com accounted for the investment made by Bertelsmann in B&N.com as a capital contribution. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in B&N.com, and B&N Online changing its name to B&N Sub Corp.

     On March 10, 1999, Barnes & Noble caused B&N Sub Corp. to establish the Company. On May 24, 1999, B&N Sub Corp. transferred its ownership of the Company to B&N.com Holding Corp ("BN.com Holding Corp."). This resulted in Barnes & Noble owning 100% of BN.com Holding Corp. which owns 100% of the Company. Subsequent to that, the Company filed an amended charter which, among other things, reclassified its outstanding common stock to one share of Class B Common Stock. The Company then issued a share of Class C Common Stock constituting a 50% interest in the Company to a wholly owned subsidiary of Bertelsmann. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

     On May 25, 1999 the Company sold 28,750 shares of Class A Common Stock in a public offering (the "Offering"). The Company used the $484,382 in proceeds of the Offering to acquire its interest in B&N.com. The acquisition of the ownership interest in B&N.com was treated as a reorganization of entities under common control in a manner similar to a pooling of interests, analogous to the type of transaction described in Emerging Issues Task Force Issue 97-2 ("EITF 97-2"). Accordingly, the net assets of B&N.com contributed by Barnes & Noble were reported in the consolidated financial statements at Barnes & Noble's historical cost, and the minority interests in B&N.com were based on the net book equity of B&N.com (after contribution of the proceeds from the Offering) multiplied by the ownership percentages of Barnes & Noble and Bertelsmann.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     The financial information of B&N.com and the Company's business which was previously conducted by a wholly-owned subsidiary of Barnes & Noble is included in the accompanying financial statements as predecessor information.

     References to 1999 are to the Company as of the year end and to the Company and its predecessor to the full year. References prior to 1999 are for B&N.com and its predecessor. Operating information included in these notes for 1999 is presented on a full year basis because, as a result of the reorganization described above, it is not considered meaningful to present separate data for the periods before and after May 25, 1999.

2. Summary of Significant Accounting Policies

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Restricted Cash

     The amount classified as restricted cash as of December 31, 1998 in the accompanying financial statements represents the portion of the Bertelsmann investment remaining in a reserve account, including accumulated interest. In connection with the Company's Offering, Bertelsmann contributed $50,000, at which time, the restricted cash became available to B&N.com.

Merchandise Inventories

     Merchandise inventories are valued at the lower of cost or market as determined on a first-in, first-out basis. B&N.com purchases a substantial majority of its products from two major vendors, Ingram Book Group ("Ingram") and Barnes & Noble. Ingram accounted for 22.5%, 25.9% and 50.1% of B&N.com's inventory purchases during the years ended December 31, 1999, 1998 and 1997, respectively. Barnes & Noble accounted for 58.9%, 60.3% and 38.5% of B&N.com's inventory purchases during the years ended December 31, 1999, 1998 and 1997, respectively. Barnes & Noble charges B&N.com the cost associated with such purchases, plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory.

Fixed Assets

     Fixed assets are carried at cost, less accumulated depreciation and amortization. Computers and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases. In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those
                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Accordingly, direct internal and external costs associated with the development of the features, content and functionality of B&N.com's online store, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful lives of three years. B&N.com has evaluated all software development projects that were in progress as of December 31, 1999 to determine whether or not it was no longer probable that any of the projects would be placed in service. Based on that evaluation, B&N.com expects to complete and put in service all software development projects that existed as of year end.

Impairment of Long-Lived Assets

     B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. To date no such impairment has been recognized.

Fair Value of Financial Instruments

    The carrying amounts for the Company's cash and cash equivalents, accounts payable and other liabilities approximate fair value. The fair value for marketable securities is based on quoted market prices which approximate cost.

Net Sales

     Sales of B&N.com's products are recognized, net of estimated returns, at the time the products are shipped to customers. International net sales were $12,817, $6,212 and $1,200 for the years ended December 31, 1999, 1998 and 1997, respectively.

Advertising Costs

     B&N.com expenses the costs of advertising for magazines, television, radio and other media the first time the advertising takes place. Advertising expense was $41,845, $32,435 and $3,100 for the years ended December 31, 1999, 1998 and 1997, respectively.

Technology and Web site Development

     Development expenses included in the accompanying statements of operations consist principally of indirect development costs and all costs associated with the maintenance of the features, content and functionality of B&N.com's online stores, transaction-processing systems, telecommunications infrastructure and network operations.

Earnings (Loss) per Share

     Basic earnings (loss) per share is computed by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options. Accordingly, diluted net loss per share for the period May 25, 1999 to December 31, 1999 excludes the effect of outstanding stock options.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     Net loss per share for the period May 25, 1999 to December 31, 1999 is also presented on an "if-converted" basis which assumes the outstanding Membership Units of B&N.com were converted into 115,000 shares of the Company and the minority interest in the net loss was eliminated.

Income Taxes

     Through October 31, 1998, B&N.com, as a wholly owned subsidiary, was included in Barnes & Noble's U.S. consolidated income tax returns. As such, any benefit for income taxes due to losses generated by B&N.com were realized and recognized by Barnes & Noble. Effective November 1, 1998, the operations of the entity were contributed to a limited liability company, and as such is not considered a taxable entity for Federal income tax purposes and most state income tax purposes. Any taxable income or losses recorded subsequent to the formation of the limited liability company are reported by the members on their respective income tax returns. As a result, no tax benefits have been allocated to B&N.com for its losses for all periods presented.

Concentration of Credit Risk

     B&N.com is subject to concentrations of credit risk from its holdings of cash, cash equivalents and short term investments. B&N.com's credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. In addition, B&N.com's accounts receivable are not significant and are due from domestic banks. B&N.com believes it had no unusual concentrations of credit risk at December 31, 1999 and 1998.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are to be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect that the adoption of SFAS 133 will have a material impact on its consolidated financial statements because B&N.com does not currently hold any derivative instruments.

     In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

3.       Investments

     B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered marketable securities. B&N.com classified investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     At December 31, 1999, short-term investments in marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at December 31, 1999 were not significant.

4. Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consist of the following:

                                                  December 31,
                                               1999          1998
                                            ---------     ---------

AOL marketing advances .....................$   2,780     $   1,400
Other marketing advances ...................    2,899         7,905
Other current assets .......................    2,482         1,465
                                            ---------     ---------
                                            $   8,161     $  10,770
                                            =========     =========

     On November 1, 1997, B&N.com and America Online ("AOL") formed a strategic alliance pursuant to an Interactive Marketing Agreement (the "AOL Agreement") which provides for B&N.com to be featured as the exclusive online book retailer within AOL's commercial service which as of December 31, 1999 has approximately 20 million subscribers, excluding AOL.com. The AOL Agreement also gives B&N.com an extensive package of placements and visibility throughout the AOL service. In consideration of the marketing, promotion, advertising and other services AOL will provide under the AOL Agreement, B&N.com will pay AOL a total of $40,000 over the term of the AOL Agreement, of which $18,000 has been paid as of December 1999, and $11,000 will be paid in each of the years 2000 and 2001. The AOL Agreement also contains revenue sharing provisions for sales above specified amounts. B&N.com amortizes the payments associated with the AOL Agreement based on impressions over the subsequent 12 months.

5. Fixed Assets

     Fixed assets, at cost, consist of the following:

                                                   December 31,
                                               1999            1998
                                            ----------     ----------
Computers and equipment ....................$   56,363     $   22,319
Leasehold improvements .....................    10,699          8,418
Software ...................................    34,236         16,938
Construction in Progress ...................    18,263              -
                                            ----------     ----------
                                               119,561         47,675
Less accumulated depreciation ..............    21,707          7,905
                                            ----------     ----------
         Fixed assets, net .................$   97,854     $   39,770
                                            ==========     ==========

     Total capital expenditures to complete the construction in progress are expected to be approximately $25,000.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


6. Accrued Liabilities

     Accrued liabilities consist of the following:

                                              December 31,
                                           1999          1998
                                        ---------     ---------
Accrued advertising ....................$  12,990     $  10,727
Accrued fixed assets ...................   12,644         3,156
Accrued compensation ...................    3,470         2,509
Other ..................................   10,523         3,412
                                        ---------     ---------
                                        $  39,627     $  19,804
                                        =========     =========

7. Stockholders' Equity

     There are three classes of common stock authorized: Class A Common Stock ("Class A Common"), Class B Common Stock ("Class B Common") and Class C Common Stock ("Class C Common"). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively "High Vote Stock"), except that each holder of Class A Common is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) ten, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company's Amended and Restated Certificate of Incorporation ( the "Amended Charter"), each of the holders of the High Vote Stock has the right to directly elect three of the Company's directors. Otherwise, holders of Class A Common and High Vote Stock (collectively "Common Stock") generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval except as otherwise required by applicable Delaware law.

     The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. There is no Preferred Stock outstanding.

8. Lease Commitments

     B&N.com currently leases warehouse facilities, office space and equipment under noncancelable operating leases. Rental expense under operating lease agreements was $2,265, $1,317 and $200 for the years ended December 31, 1999, 1998 and 1997, respectively.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     Future minimum lease payments under noncancelable operating leases as of December 31, 1999 are:

                                                    Future
         Year ending                             Minimum Lease
         December 31,                              Payments
         -----------------------------------------------------
         2000...................................$        6,331
         2001...................................         8,224
         2002...................................         8,292
         2003...................................         7,872
         2004...................................         7,826
         Thereafter.............................        70,923
                                                --------------
                                                $      109,468
                                                ==============


9. Employees' Retirement and Defined Contribution Plans

     B&N.com maintains a noncontributory defined benefit pension plan (the "Pension Plan") for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. Benefits provided by the Pension Plan are based on years of credited service and covered earnings for Social Security benefits. B&N.com's contributions to the Pension Plan are generally in amounts determined by independent consulting actuaries. The Pension Plan was separated from the Barnes & Noble Pension Plan as of October 31, 1998. Pension expense allocable to B&N.com for 1999 was $90 and for the last two months of 1998 was not material. Norwest Bank is the trustee for the Pension Plan and all assets are managed by Fidelity Investments.

     Actuarial assumptions used in determining the funded status of the Pension Plan are as follows:

                                                                  December 31,
                                                                1999      1998
                                                              --------  --------
         Discount rate (beginning of year)....................  7.25%    7.25%
         Discount rate (end of year)..........................  7.75%    7.25%
         Expected long-term rate of return on plan assets.....  9.50%    9.50%
         Assumed rate of compensation increase................  4.75%    4.25%
                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


The following table sets forth the funded status of the Pension Plan and the pension liability recognized for the Pension Plan in the accompanying balance sheets:

                                                                December 31,
                                                              1999       1998
                                                            --------   --------

       Actuarial present value of benefit obligation:
           Vested benefits .................................$   (158)  $   (160)
           Non-vested benefits .............................     (73)      (115)
                                                            --------   --------
       Accumulated benefit obligation ......................    (231)      (275)
       Effect of projected future compensation increases ...    (271)      (363)
                                                            --------   --------
       Projected benefit obligation ........................    (502)      (638)
       Plan assets at market value .........................     430        429
                                                            --------   --------
       Projected benefit obligation in excess of
          plan assets ......................................     (72)      (209)
       Unrecognized net loss ...............................      (6)         -
       Unrecognized net obligation remaining ...............       -          -
       Unrecognized prior service cost .....................     (12)       209
                                                            --------   --------
           Pension liability ...............................$    (90)  $      -
                                                            ========   ========

     B&N.com, through Barnes & Noble, also sponsors a defined contribution plan (the "Savings Plan") for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax or post-tax basis, at their option. Participants have investment options of various mutual funds. B&N.com's contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees' pre-tax contributions and are in Barnes & Noble stock. B&N.com charged $100 to employee benefit expenses for each of the years ended December 31,1999 and 1998.

10. Stock Incentive Plan

     As of December 31, 1998, B&N.com had one incentive plan (the "1998 Plan") under which stock options were granted to key officers, employees, consultants, advisors, and managers of B&N.com and its subsidiaries and affiliates. The Compensation Committee of the Board of Managers was responsible for the administration of the 1998 Plan. Generally, options were granted at fair market value, began vesting one year after grant in 25% increments, were to expire ten years from issuance and were conditioned upon continual employment during the vesting period. Options granted under the 1998 Plan were replaced with options to purchase shares of the Class A Common Stock of the Company under the Company's 1999 Incentive Plan (the "1999 Plan"). The 1999 Plan is substantially the same as the 1998 Plan, and is administered by the Compensation Committee of the Company's Board of Directors. The 1999 Plan allows the Company to grant options to purchase 25,500 shares of the Company's Class A Common Stock.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


A summary of the status of stock options as of December 31, 1999 issued under the 1998 Plan is presented below:

                                                      Outstanding Options
                                                  -----------------------------
                                                               Weighted Average
                                                  Number of     Exercise Price
                                                   Shares         Per Share
                                                  ---------    ----------------
         Balance December 31, 1998 .............    18,155       $   3.94
                  Options granted ..............     5,903          15.20
                  Options canceled .............    (3,870)          5.87
                  Options exercised ............      (597)          4.11
                                                 ---------       --------
         Balance December 31, 1999 .............    19,591       $   6.95
                                                 =========       ========

     During 1998 option grants of 5,060 and 4,140 were made to Leonard Riggio and Jonathan Bulkeley, respectively.

     The following table summarizes information as of December 31, 1999 concerning outstanding and exercisable options:

                                       Options Outstanding         Options Exercisable
                                       -------------------         -------------------
                                     Weighted        Weighted                  Weighted
       Range of                       Average         Average                  Average
       Exercise                      Remaining       Exercise                  Exercise
        Price         Number        Contractual        Price       Number        Price
       Per Share    Outstanding   Life (in years)    Per Share   Exercisable   Per Share
       ---------    -----------   ---------------    ---------   -----------   ---------
      3.48-4.06       12,639           8.63          $   3.90       4,869      $   3.90
      4.35-6.09        2,544           8.73              4.56         777          5.03
     15.75-16.88       1,999           9.60             15.82           0             0
     17.69-18.00       2,017           9.43             17.98         225         18.00
     18.38-19.31         392           9.81             18.61           0             0
                    --------        -------          --------     -------      --------
                      19,591           8.85          $   6.95       5,871      $   4.59
                    ========        =======          ========     =======      ========


     During the year ended December 31, 1999, all option grants were granted at fair value and as a result there was no compensation expense recorded for options granted.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     Had the Company determined the compensation cost of employee stock options based on the fair value of the stock option grant dates in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's pro forma loss before minority interest would have been increased to the pro forma amounts below:

                                                              Year Ended
                                                             December 31,
                                                             ------------
                                                         1999           1998
                                                     ------------   ------------

           Pro forma loss before minority interest:
               As reported                           $  (102,405)   $  (83,148)
               Pro forma SFAS 123                       (107,336)      (84,800)
           Basic and diluted loss per share before
             minority interest:
               As reported                                 (0.72)        (0.58)
               Pro forma SFAS 123                          (0.75)        (0.59)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                                            Year Ended
                                                            December 31,
                                                            ------------
                                                      1999              1998
                                                  -------------     -----------
          Average risk free interest rates            5.25%             5.25%
          Average expected life (in years)            5.00              5.00
          Volatility                                 57.50%             N/A

     The weighted-average fair value of the options granted during the years 1999 and 1998 was estimated to be $8.34 and $0.91, respectively, for options granted at fair market value.

11. Litigation

     B&N.com is involved in various routine legal proceedings incidental to the conduct of its business. The Company does not believe that any of these legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of B&N.com.

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $10,000 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company and B&N.com intend to vigorously defend this action.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against Barnes & Noble and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In October 1999, the Company and B&N.com were added as defendants in the action. The Company and B&N.com intend to vigorously defend this action.

     On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999, the Court granted Amazon's motion for a preliminary injunction. As a result, consistent with the Court's order, B&N.com replaced its Express Lane feature with an Express Checkout feature requiring two clicks. The Company and B&N.com intend to vigorously defend this action.

12. Related Party Transactions

     Through its distribution facilities, Barnes & Noble accounted for approximately 58.9%, 60.3% and 38.5% or $64,112, $26,929 and $3,900, of
B&N.com's purchases during the years ended December 31, 1999, 1998 and 1997, respectively. B&N.com has entered into an agreement (the "Supply Agreement") with Barnes & Noble whereby Barnes & Noble charges B&N.com the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. As of December 31, 1999 and 1998, $18,495 and $13,250, respectively, was payable to Barnes & Noble in connection with such purchases. The Supply Agreement is subject to certain termination provisions.

     B&N.com has entered into agreements (the "Services Agreements") whereby B&N.com receives various services from Barnes & Noble and its subsidiaries, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life), tax and traffic. In accordance with the terms of the Services Agreements, B&N.com has paid, and expects to continue to pay, fees to Barnes & Noble and its subsidiaries in an amount equal to the direct costs plus incremental expenses associated with providing such services. B&N.com paid $1,672, $870 and $200 for such services during the years ended December 31, 1999, 1998 and 1997, respectively. The Services Agreements are subject to certain termination provisions.

     B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com paid Barnes & Noble $473, $271 and $0 for such subleased space during the years ended December 31, 1999, 1998 and 1997, respectively.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


     Since 1998, B&N.com has used the music distributor AEC One Stop Group, Inc. ("AEC'), as its primary supplier, to fulfill its orders for music and to provide a music database. Subsequent to an agreement between AEC and B&N.com, AEC's parent corporation was acquired by an investor group in which Leonard Riggio, the Company's Chairman, was a significant minority investor. B&N.com paid AEC $2,908 in connection with this agreement during the year ended December 31, 1999. At December 31, 1999, $4,508 was payable to AEC in connection with this agreement.

     B&N.com has entered into an agreement (the "License Agreement") with Barnes & Noble College Bookstores, Inc., of which the principal stockholder is also a principal stockholder/director/executive officer of Barnes & Noble and the Company. Pursuant to the License Agreement, B&N.com has been granted an exclusive license (the "License") to use the Barnes & Noble name and trademark (excluding sales of college textbooks). The License Agreement is subject to certain limitation provisions.

     B&N.com has entered into an agreement (the "Database and Software License Agreement") whereby B&N.com licenses from Barnes & Noble, the right to use Barnes & Noble's title database, inventory sourcing and special order software. The Database and Software License Agreement is renewable and is subject to certain termination provisions.

     B&N.com has entered into a Trademark License Agreement with Bertelsmann Online ("BOL") (the "BOL Trademark License Agreement"), pursuant to which B&N.com was granted a non-exclusive license to use BOL's name and trademark in its operations and to sublicense the BOL name in accordance with the terms of the license as the Class C Directors, in their sole discretion, see fit. The License remains effective until B&N.com either defaults or becomes subject to certain bankruptcy events.

     B&N.com has entered into Technology Sharing and License Agreements with BOL ("the Technology Sharing License Agreements"), the subsidiary through which Bertelsmann conducts its Internet business, pursuant to which BOL granted B&N.com a license to view, access and use BOL's computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com's computer technology and systems. These agreements remain effective until (i) the date both parties mutually agree to terminate, or (ii) from and after the date either Barnes & Noble or Bertelsmann cease having an equity interest of ten percent (10%) or more in B&N.com. Following termination, each party may continue to use in perpetuity any technology it obtained from the other prior to such termination.

     B&N.com believes that the transactions discussed above, as well as the terms of any future transactions and agreements (including renewals of any existing agreements) between B&N.com and its affiliates, are and will be at least as favorable to B&N.com as could be obtained from unaffiliated parties. The Board of Directors must approve in advance any proposed transaction or agreement and will utilize such procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

                    barnesandnoble.com inc. and predecessors
                          NOTES TO FINANCIAL STATEMENTS
                      (in thousands, except per share data)


13.   Subsequent Events

         In January 2000, B&N.com acquired approximately 32% of Enews.com, the largest retailer of magazine subscriptions on the Internet, for $26,428 in cash and stock valued at $12,857, to expand its presence in the growing on-line magazine subscription market.

         On February 29, 2000, the Company repriced 5,994 of 16,086 outstanding options which were originally granted at an average exercise price of $16.15. The new exercise price for the options is $8.00, the closing market price of the Company's stock as of February 28, 2000. Based on current accounting literature, the Company expects to account for these repriced options as variable options in the future.

         In March 2000, B&N.com paid Jonathan Bulkeley $10,940 for the surrender of one million stock options which was charged to expense at that time.