Form 10-K/A
period 1999-12-31
BARNESANDNOBLE COM INC
filed 2000-05-01
CIK 1069665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

This amendment is being filed to provide the information called for by Items 10 through 13 of the Annual Report on Form 10 K of barnesandnoble.com inc. for the year ended December 31, 1999. No other items have been amended.

Table of Contents

Part III                                                                 Page:
                                                                         -----


Item 10.  Directors and Executive Officers of the Registrant...............   3


Item 11.  Executive Compensation...........................................   7


Item 12.  Security Ownership of Certain Beneficial Owners and Management...  17


Item 13.  Certain Relationships and Related Transactions...................  18

PART III


Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      The Company's Certificate of Incorporation provides that the Directors are to be divided into three classes with respect to the time for which they hold office. Each class consists of one Director elected by the holders of Class B Common Stock (each a "Class B Director"), one Director elected by the holders of Class C Common Stock (each a "Class C Director") and one Director elected by all stockholders of the Company voting together as a single class (each a "Class A Director"). At each annual meeting of stockholders of the Company, successors of the class whose term of office expires in that year are to be elected for a three-year term or until their successors have been duly elected and qualified.


       Name                         Age              Position
------------------------            ---         -------------------------------
Leonard Riggio (1)(4)                59         Chairman of the Board
Stephen Riggio (1)(5)                45         Vice Chairman and Acting Chief
                                                 Executive Officer
Michael N. Rosen (1)                 59         Secretary and Director
Thomas Middelhoff (2)(4)             46         Director
Klaus Eierhoff   (2)(5)              46         Director
Markus Wilhelm (2)                   42         Director
Jan Michiel Hessels (3)              57         Director
William F. Reilly (3)                61         Director
----------
(1)   Class B Director.
(2)   Class C Director.
(3) Class A Director and member of the Audit Committee and the Compensation Committee.
(4) Member of the Special Committee, the Executive Committee and the Nominating Committee.
(5)   Member of the Executive Committee.

      Mr. Leonard Riggio, a Class B Director, has been Chairman of the Board of the Company and B&N.com since inception. Mr. Riggio has been Chairman of the Board, Chief Executive Officer and a principal stockholder of Barnes & Noble since its inception in 1986. Since 1965, Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of B&N College. For more than the past five years, Mr. Riggio has been Chairman of the Board and a principal beneficial owner of MBS. Mr. Leonard Riggio is the brother of Mr. Stephen Riggio.

      Mr. Stephen Riggio, a Class B Director, has been a director of the Company and B&N.com since inception and Vice Chairman since January 2000. Since January 2000, he has been Acting Chief Executive Officer of the Company and B&N.com, a position he previously held at B&N.com from inception to December 1998. Mr. Riggio has been Vice Chairman of Barnes & Noble since December 1997 and a director of Barnes & Noble since April 1997. From February 1995 to December 1997, Mr. Riggio was Chief Operating Officer of Barnes & Noble and, from July 1993 to February 1995, he was President of B. Dalton Bookseller, Inc., a wholly-owned subsidiary of Barnes & Noble. Mr. Stephen Riggio is the brother of Mr. Leonard Riggio.

      Mr. Michael N. Rosen, a Class B Director, has been Secretary and a director of the Company and barnesandnoble.com llc ("B&N.com") since inception. Mr. Rosen has been the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson Silverman"), counsel to the Company and B&N.com, for more than the past five years. Mr. Rosen is also a director of Barnes & Noble, the nation's largest bookseller, Barnes & Noble College Bookstores, Inc. ("B&N College"), one of the nation's largest operators of college bookstores, and MBS Textbook Exchange, Inc. ("MBS"), one of the nation's largest wholesalers of college textbooks.

      Dr. Thomas Middelhoff, a Class C Director, has been a director of the Company since inception and B&N.com since November 1998. Dr. Middelhoff has been Chairman and Chief Executive Officer of Bertelsmann since November 1998. From 1994 to 1998, Dr. Middelhoff was a Member of the Executive Board of Bertelsmann, where he was head of Corporate Development and the Coordinator of Bertelsmann's multimedia businesses. Dr. Middelhoff has been a member of the supervisory board of Metro AG since July 1998 and a member of the supervisory board of Vivendi S.A. since May 1999. Dr. Middelhoff has been a member of the supervisory board of Gruner + Jahr AG, 74.9% owned by Bertelsmann since January 1999.

      Dr. Klaus Eierhoff, a Class C Director, has been a director of the Company since inception and B&N.com since November 1998. Dr. Eierhoff has been President and Chief Executive Officer of Bertelsmann Multimedia Group and a member of the Executive Board of Bertelsmann since January 1998. From 1990 to 1997, Dr. Eierhoff served as a member of the Executive Board of Karstadt AG. Dr. Eierhoff has been Chairman of the supervisory board of Pixelpark AG since August 1999 and Chairman of the supervisory board of bol.com AG since March 2000. Dr. Eierhoff has also been Chairman of the supervisory board of mediaWays GmbH, a joint venture between Bertelsmann and Daimler-Chrysler since February 1998.

      Mr. Markus Wilhelm, a Class C Director, has been a director of the Company since inception and B&N.com since November 1, 1998. Since March 2000, Mr. Wilhelm has been Chief Executive Officer of BOOKSPAN, a partnership between Doubleday Direct, Inc. ("Doubleday Direct") and Book-of-the-Month Club Holdings LLC. On March 15, 1998, Mr. Wilhelm was elected Chairman of the Board of Doubleday Interactive, Inc., a U.S. Internet service provider. In 1998, as director of BOL.US Online, Inc. and BOL. Global, Inc., Mr. Wilhelm developed and launched bol.com AG, the Internet division of Bertelsmann, one of the world's largest media companies. Mr. Wilhelm has been the President of Doubleday Direct since May 1993, and its Chief Executive Officer and Chief Compliance Officer since July 1994. Mr. Wilhelm is responsible for Doubleday Direct's U.S., Canadian, British and Australian book club businesses.

      Mr. Jan Michiel Hessels, a Class A Director, has been a director of the Company since August 1999. Mr. Hessels was a director of Barnes & Noble from October 1990 to August 1999. Mr. Hessels has been the Chief Executive Officer of Vendex International N.V. ("Vendex") since June 1990. Vendex is a multi-billion dollar Netherlands-based corporation with substantial international retailing operations. Mr. Hessels is also a director of Amsterdam Stock Exchange, BAM Holding N.V., Yule Catto Plc., Schiphol Airport, Royal Van Ommeren, Staal Bank and Royal Philips Electronics N.V.

      Mr. William F. Reilly, a Class A Director, has been a director of the Company since August 1999. Mr. Reilly co-founded Primedia Inc. ("Primedia"), a specialty media company, in 1989. He served as Chairman and Chief Executive Officer of Primedia from February 1990 to 1999. Mr. Reilly is a member of the Board of Directors of FMC Corporation. Mr. Reilly serves on the Board of Trustees of the University of Notre Dame.

EXECUTIVE OFFICERS

      The Company's executive officers, as well as additional information with respect to such persons, are set forth in the table below:

           Name        Age         Position
--------------------   ---     ------------------------
Leonard Riggio          59     Chairman of the Board
Stephen Riggio          45     Vice Chairman and Acting Chief Executive Officer
Marie J. Toulantis      46     Chief Financial Officer
Gary King               42     Chief Technology Officer
Carl Rosendorf          49     Senior Vice President, Marketing, Sales and
                               Business Development
William F. Duffy        44     Vice President, Operations
Brenda Marsh            46     Vice President, Merchandising
Michael N. Rosen        59     Secretary and Director


      Information with respect to executive officers of the Company who also are Directors is set forth in "Directors" above.

      Ms. Marie J. Toulantis has been Chief Financial Officer of the Company and B&N.com since May 1999. From March 1999 through May 1999 she was Chief Financial Officer of Barnes & Noble and from July 1997 through May 1999 she was Executive Vice President, Finance of Barnes & Noble. Prior to that Ms. Toulantis was Senior Vice President of The Chase Manhattan Bank ("Chase") from May 1996 to June 1997. Prior to that Ms. Toulantis held the position of Vice President at Chase from 1987 to May 1996.

      Mr. Gary King has been Chief Technology Officer of the Company since inception and B&N.com since January 1999, and is responsible for developing and implementing global information technologies, as well as allocating and evaluating the effectiveness of overall technology resources. From 1987 to December 1998, Mr. Mr. King was with Avon Products ("Avon") serving most recently as Vice President for Global Information Technologies. At Avon, Mr. King was responsible for the strategic planning, evaluation, selection and implementation of all information technology and computing architectures for Avon's businesses in Europe, the Middle East and Africa.

      Mr. Carl Rosendorf was Vice President, Marketing, Sales and Business Development of the Company since inception and B&N.com since June 1997, and was promoted to Senior Vice President in January 1999. Prior to that time, from November 1994 to July 1996, Mr. Rosendorf was one of the founders and President of Cybersmith, a premier Internet cafe. From 1988 to 1994, Mr. Rosendorf served as Executive Vice President of B&N College where he was responsible for coordinating all retail operations, including buying, merchandising, store design and construction.

      Mr. William F. Duffy has been Vice President, Operations of the Company and B&N.com since inception. Mr. Duffy is responsible for operations, fulfillment and customer service of B&N.com. He was also Chief Financial Officer of B&N.com from inception to January 1999 and a director of B&N.com from inception to October 1998. From April 1996 to January 1998, Mr. Duffy served as Vice President, Finance of Barnes & Noble. From 1994 to 1997, Mr. Duffy served as the Vice President and General Manager of Marboro Books Corp., a wholly-owned subsidiary of Barnes & Noble through which Barnes & Noble operated its mail-order business, where he was responsible for all of the merchandising, marketing, management information systems and creative and fulfillment operations.

      Ms. Brenda Marsh has been Vice President, Merchandising of the Company and B&N.com since June 1998. From 1988 until 1997, Ms. Marsh served first as Senior Vice President, and then President, Sales and Market Development for the general book group of HarperCollins Publishers, where she was responsible for domestic and international sales business development and customer service. Prior to that, Ms. Marsh held executive positions at Viking Penguin and St. Martin's Press.


SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16 (a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors and executive officers, and persons who own more than 10% of a registered class of the Company's securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common stock and other equity securities of the Company. Officers, Directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16 (a) forms they file.

      To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 1999 its officers, Directors and greater-than-10% stockholders complied with all Section 16 (a) filing requirements, except William F. Reilly and Jan Michiel Hessels did not File a Form 3 and included their Form 3 information on a Form 5, and Gary King did not File a Form 4 with respect to one exercise of stock options and contemporaneous sale of the underlying Class A Common Stock.


Item 11.        EXECUTIVE COMPENSATION


EXECUTIVE COMPENSATION

      The salaries and other compensation (other than long-term compensation) of the executive officers of the Company are paid by B&N.com. The following table summarizes the compensation paid or accrued by the Company and B&N.com for the year ended December 31, 1999, for the services rendered to the Company and B&N.com, to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"). Leonard Riggio, the Company's Chairman, receives no salary or other cash compensation from the Company or B&N.com.



                           SUMMARY COMPENSATION TABLE
                                                                                                     Long-term
                                                  Annual Compensation                               Compensation
                                               ------------------------                            --------------
                                                                                                       Securities
                                                                               Other Annual            Underlying       All Other
Name and Principal Position         Year          Salary         Bonus         Compensation(1)          Options     Compensation(2)
---------------------------         ----         --------       ------         ---------------          ----------  --------------
Jonathan Bulkeley (3)              1999          $431,606       $   __          $    __                 4,140,000    $     __
  Chief Executive Officer          1998               __            __               __                      __            __

Gary King                          1999           275,000        100,000             __                   118,500      42,687 (4)
  Chief Technology Officer         1998               __            __               __                   172,500 (5)      __

Carl Rosendorf                     1999           300,000        100,000             __                     __             __
    Senior Vice President,         1998           271,154         33,333           1,500                  862,500          __
    Marketing, Sales and
    Business Development

William F. Duffy                   1999           292,040        112,880          25,000                  26,750           __
    Vice President,                1998           255,507        110,000          23,864                 603,750           __
    Operations

Brenda Marsh                       1999           250,000         29,165              __                  21,500           __
    Vice President,                1998           141,346         25,000              __                 172,500           __
    Merchandising

--------------
(1) Consists of payments made under the Company's Retirement Plan, Deferred Compensation Plan and Defined Contribution Plan.

(2) In accordance with the rules of the Securities and Exchange Commission, except as indicated, other compensation in the form of prerequisites and other personal benefits has been omitted for each of the Named Executive Officers because the aggregate amount of such prerequisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of such Named Executive Officers.

(3) Mr. Jonathan Bulkeley's employment terminated in January 2000. See "Employment Arrangements" below for a description of certain payments made to Mr. Bulkeley in connection with his employment termination.

(4)      Consists solely of reimbursement of relocation expenses.

(5) Options were granted in December 1998 in connection with Mr. King's acceptance of employment commencing in January 1999.

OPTION GRANTS IN 1999

         The following table sets forth certain information with respect to stock grants to the Named Executive Officers during the year ended December 31, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR
                                                                                                  Potential Realizable
                                                                                                     Value
                                                  Individual Grants (1)                          At Assumed Annual
                      ---------------------------------------------------------------------           Rates
                                         % of Total                                              of Stock Price
                         Number of        Options                                                 Appreciation for
                         Securities       Granted to         Exercise                             Option Term (2)
                        Underlying        Employees In       Price Per                            ---------------------
                                                                               Expiration
Name                   Options Granted     Fiscal Year       Share (3)            Date            5.0%              10.0%
----                    ---------------    -----------       ---------         ----------        ----             ------

Jonathan Bulkeley            __               __%            $   __                 __          $    __           $     __
Gary King               118,500             2.01              15.75             08/04/09         1,173,753         2,974,521
Carl Rosendorf               __               __                 __                 __               __                  __
William F. Duffy         26,750             0.45              15.75             08/04/09           264,961           671,464
Brenda Marsh             21,500             0.36              15.75             08/04/09           212,959           539,681
----------

(1) All options were granted with an exercise price equal to or above the fair market value of the Common Stock at the date of grant.

(2) In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table reflect hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5.0% and 10.0%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

(3) On February 29, 2000, the Company repriced 5,994,000 of 16,086,000 outstanding options which were originally granted at an average per share exercise price of $16.15. The new per share exercise price for the options is $8.00, the closing per share market price of the Company's stock as of February 28, 2000.



OPTIONS EXERCISED IN 1999 AND FISCAL YEAR-END OPTION VALUES

      The following table sets forth certain information with respect to the value of options held by the Named Executive Officers at December 31, 1999.




      AGGREGATED OPTION EXERCISES IN 1999 AND FISCAL YEAR-END OPTION VALUES

                           Shares                             Number of Securities           Value of Unexercised
                           Acquired         Value             Underlying Unexercised         In-the-Money Options
                         On Exercise      Realized         Options at December 31, 1999      at  December  31, 1999(1)
                         -----------      --------         ----------------------------      -------------------------
Name                                                       Exercisable    Unexercisable      Exercisable  Unexercisable
----                                                       -----------    -------------      -----------  -------------

Jonathan Bulkeley               __       $     __            1,035,000     3,105,000(2)      $10,481,963    $31,445,888
Gary King                    30,000         441,249             13,125       247,875             129,117      1,272,727
Carl Rosendorf                  __             __              215,625       646,875           2,308,805      6,926,414
William F. Duffy                __             __              150,937       479,563           1,616,163      4,848,490
Brenda Marsh                    __             __               43,125       150,875             424,242      1,272,727
-----------

(1) Amounts equal the closing price of the Common Stock on December 31, 1999 ($14.1875 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

(2) 2,328,750 of these were forfeited upon the termination of Mr. Bulkeley's employment.


EMPLOYEES' RETIREMENT PLAN

      The Retirement Plan is a defined benefit pension plan covering all employees whose services are performed within the U.S. (including Puerto Rico) who are at least 21 years of age and who have completed at least one year of service and work a minimum of 1,000 hours per year. Vesting occurs after five years of service. The Retirement Plan provides the Company funded benefits based upon an employee's years of service and highest annual salary for any five consecutive years in the last ten years of service.

      A participant's annual benefit is determined, generally as (i) 0.7% of the participant's average annual pay as determined in accordance with the Retirement Plan up to Social Security-covered compensation, multiplied by the participant's years of credited service, plus (ii) 1.3% of the participant's average annual pay as determined in accordance with the Retirement Plan in excess of Social Security-covered compensation, multiplied by the participant's years of credited service. A participant's maximum benefit is limited pursuant to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), to $130,000 for 1999, indexed annually. Compensation recognized under the Retirement Plan is limited to $160,000 for 1997, 1998 and 1999, indexed annually in accordance with Sections 401 (a)(17) and 415 (d) of the Code.

      The Retirement Plan provides that, for as long as the Barnes & Noble pension plan provides for future benefit accruals, if a participant in the Employees' Retirement Plan becomes employed by Barnes & Noble or an affiliate by a direct transfer of employment from the Company, increases in such person's age and the compensation paid by Barnes & Noble during that employment with Barnes & Noble will be taken into account in calculating benefits under the Retirement Plan accrued through the date of such transfer. The Retirement Plan also provides that, with respect to any person who becomes employed by the Company, upon a direct transfer of employment from Barnes & Noble or an affiliate, service with Barnes & Noble or the affiliate shall be taken into account for purposes of vesting, eligibility and early retirement subsidies under the Retirement Plan.

         Credited years of service under the Retirement Plan as of December 31, 1999 for the Named Executive Officers are: Jonathan Bulkeley -1, Gary King -1, Carl Rosendorf -3, William F. Duffy-6 and Brenda Marsh-2.

      The following table illustrates the maximum annual amounts payable at age 65 under the Retirement Plan, based on various levels of highest average annual salary and years of credited service:


                                                            Years of Credited Service
                                           --------------------------------------------------------------------------------
Assumed Highest Average Salary                  15                20                25               30             35
------------------------------             -------------    --------------     -------------   --------          ----------

$100,000                                         $16,260          $21,680           $27,100      $32,520           $37,940
$125,000                                          21,135           28,180            35,225       42,270            49,315
$150,000                                          26,010           34,680            43,350       52,020            60,690
$170,000 and above (1)                            29,910           39,880            49,850       59,820            69,790
------------

(1) The benefits shown corresponding to this compensation reflect the compensation limit under Section 401 (a)(17) of the Code. A participant's compensation in excess of $150,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1994 through 1996; a participant's compensation in excess of $160,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1997 through 1999 and $170,000 in plan year 2000. Benefits accrued as of the last day of the plan year beginning in 1993 on the basis of compensation in excess of $150,000 are preserved.


DEFERRED COMPENSATION PLAN

      B&N.com's Deferred Compensation Plan is a non-qualified plan, eligibility for which is limited to "Eligible Executives," who include: (i) the Company's employees who became B&N.com employees on November 1, 1998 and were eligible to participate in the Barnes & Noble deferred compensation plan on October 31, 1998; and (ii) the Company's employees whose base salary for a calendar year exceeds $130,000. An Eligible Executive may elect in each year he or she is an Eligible Executive to defer no less than $5,000 and no more than 50% of his or her base salary to a Deferral Account. The Deferral Account of each Eligible Executive who elects to participate in the Deferred Compensation Plan (a "Participant") is credited or debited with investment earnings or losses based upon the performance of the investment fund or index selected by the Participant from among alternatives selected by an Administrative Committee appointed by the Compensation Committee of the Board of Directors.

      A participant is entitled to a distribution of his or her Deferral Account upon retirement or following termination of employment, as elected by the Participant, but no later than the beginning of the year in which the Participant would attain age 70 1/2. A Participant may elect whether to receive the distribution in a lump sum or in annual installments over not more than fifteen (15) years.

      Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com's general assets to the extent not paid by a grantor trust which the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.


DEFINED CONTRIBUTION PLAN

      B&N.com is a participating employer in a defined contribution plan (the "Savings Plan"), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax or post-tax basis, at their option. B&N.com's contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees' pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 50% of the first 5% contributed by them, which contributions are made in the form of Barnes & Noble common stock.


COMPENSATION OF DIRECTORS

      All directors at the time of the Company's Initial Public Offering of Class A Common Stock (the "Offering") other than Leonard Riggio and Stephen Riggio received options to purchase 40,000 shares of Class A Common Stock at a per share exercise price equal to the per share Offering price. Such options vest in four equal annual installments on the first through fourth anniversary of the completion of the Offering. Directors taking office after the Offering received options to purchase 40,000 shares of Class A Common Stock at an exercise price equal to the market price on such date, with such options vesting in four equal annual installments on the first through fourth anniversaries of the date of grant. Directors who are not employees of the Company, B&N.com, Barnes & Noble or Bertelsmann may also receive compensation in the future in amounts to be determined. In addition, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for their services as directors.


EMPLOYMENT ARRANGEMENTS

      The Company was party to an Employment Agreement with Jonathan Bulkeley pursuant to which, as of January 4, 1999, Mr. Bulkeley became the Chief Executive Officer of the Company. On January 14, 2000 the Company entered into a Termination Agreement with Mr. Bulkeley pursuant to which the Employment Agreement was terminated. In connection with the Termination Agreement, the Company agreed to pay Mr. Bulkeley severance of $808,625, less withholding for all applicable taxes and deductions. Additionally, the Company paid Mr. Bulkeley $10,940,000 for the surrender of one million currently exercisable options to purchase Class A Common Stock in the Company for $4.06 per share. The Termination Agreement also extended until December 31, 2000 the time period that Mr. Bulkeley had to exercise vested options to purchase 801,250 shares of Class A Common Stock in the Company for $4.06 per share. Mr. Bulkeley may sell or cause to be sold up to 400,000 of such shares in the aggregate during the period from February 1, 2000 through May 31, 2000, at the rate of no more than 20,000 of such shares on any single day; and may sell or cause to be sold up to 401,250 of such shares in the aggregate during the period from June 1, 2000 through December 31, 2000, at the rate of no more than 5,000 of such shares on any single day. Under the terms of the Termination Agreement, the balance of Mr. Bulkeley's unvested options (for 2,328,750 shares at a per share exercise price of $4.06) were forfeited.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      In January 2000, the Board of Directors appointed Mr. William F. Reilly and Mr. Jan Michiel Hessels to constitute the Compensation Committee, neither of whom is an officer or employee or former officer or employee of the Company or B&N.com. Prior to that time, the Board of Directors performed the functions of the Compensation Committee. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee, except that Leonard Riggio, the Company's Chairman of the Board, is also the Chairman of Barnes & Noble, B&N College and MBS, and Michael N. Rosen, who is the Secretary and a director of the Company, is also the Secretary and a director of Barnes & Noble, B&N College and MBS.

INCENTIVE PLAN

      GENERAL. The Company's 1999 Incentive Plan (the "Incentive Plan") provides that options to acquire shares of Class A Common Stock ("Shares") may be granted to key officers, employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates as shall be selected from time to time by a committee not fewer than two directors of the Company, as designated by the Board of Directors. The purpose of the Incentive Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and B&N.com who will contribute to the Company's success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. Awards under the Incentive Plan may take the form of stock options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, restricted stock awards and stock purchase awards.

      SHARE AUTHORIZATION. The maximum number of Shares that may be the subject of awards under the Incentive Plan is 25,500,000 Shares and in any given year, the maximum number of Shares with respect to which awards may be granted to any employee is 7,000,000 Shares. Shares covered by any unexercised portions of terminated Options, Shares forfeited by participants and Shares subject to any awards that are otherwise surrendered by a participant without receiving any payment or other benefit with respect thereto may again be subject to new awards under the Incentive Plan. In the event the purchase price of the Option is paid in whole or in part through the delivery of Shares, the number of Shares issuable in connection with the exercise of the Option shall not again be available for the grant of awards under the Incentive Plan. Shares subject to Options, or portions thereof, with respect to which SARs are exercised, are not again available for the grant of awards under the Incentive Plan. The Shares to be issued or delivered under the Incentive Plan are authorized and unissued Shares, or issued Shares that have been acquired by the Company, or both.

      INCENTIVE PLAN ADMINISTRATION. The Incentive Plan is administered by the Compensation Committee. The Compensation Committee is authorized, subject to the provisions of the Incentive Plan, to establish such rules and regulations as it may deem appropriate for the conduct of meetings and proper administration of the Incentive Plan. Subject to the provisions of the Incentive Plan, the Compensation Committee shall have authority, in its sole discretion, to grant awards under the Incentive Plan, to interpret the provisions of the Incentive Plan and, subject to the requirements of applicable law, to prescribe, amend, and rescind rules and regulations relating to the Incentive Plan or any award thereunder as it may deem necessary or advisable.

         OPTIONS. "Incentive Stock Options" meeting requirements of Section 422 of the Code, and "Nonqualified Stock Options" that do not meet such requirements are both available for grant under the Incentive Plan. The term of each Option is determined by the Compensation Committee, but no Option can be exercisable prior to six months from the date of grant or more than ten years after the date of grant (except in the case of Options that are not Nonqualified Stock Options, where the Compensation Committee can specify a longer period). Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Compensation Committee. In general, the exercise price for Incentive Stock Options must be at least equal to 100% of the fair market value of the Shares on the date of grant and the exercise price for Nonqualified Stock Options will be determined by the Compensation Committee at the time of the grant. The exercise price can be paid in cash, or if approved by the Compensation Committee, by delivery of a promissory note or tendering Shares owned by the participant. Options are not transferable except by will or the laws of descent and distribution and may generally be exercised only by the participant (or his or her guardian or legal representative) during his or her lifetime, provided, however, the Nonqualified Stock Options may, under certain circumstances, be transferable to family members and trust for the benefit of the participant or his or her family members.

         SHARE APPRECIATION RIGHTS. The Incentive Plan provides SARs may be granted in connection with the grant of Options. Each SAR must be associated with a specific Option and must be granted at the time of grant of such Option. A SAR is exercisable only to the extent the related Option is exercisable. Upon the exercise of a SAR, the recipient is entitled to receive from the Company, without the payment of any cash (except for any applicable withholding taxes), up to, but no more than, an amount in cash or Shares equal to the excess of (A) the fair market value of one Share on the date of such exercise over (B) the exercise price of any related Option, multiplied by the number of Shares in respect of which such SAR shall have been exercised. Upon the exercise of a SAR, the related Option, or the portion thereof in respect of which such SAR is exercised, will terminate. Upon the exercise of an Option granted in tandem with a SAR, such tandem SAR will terminate.

         RELOAD OPTIONS. The Compensation Committee may grant, concurrently with the award of any Option (an "Underlying Option"), a reload option (a "Reload Option") to such participant to purchase for cash or Shares a number of Shares equal to the number of Shares delivered by the participant to the Company to exercise the Underlying Option and, to the extent authorized by the Compensation Committee, the number of shares used to satisfy tax withholding obligations. Although an Underlying Option may be an Incentive Stock Option, a Reload Option is not intended to qualify as an Incentive Stock Option. A Reload Option has the same expiration date as the Underlying Option and an exercise price equal to the fair market value of the Shares on the date of the Reload Option. A Reload Option is exercisable six months from the date of grant. A Reload Option permits a participant to retain the potential Share appreciation in the number of already-owned Shares that are used to exercise an Underlying Option. Retention of such potential appreciation is accompanied by granting options for the number of Shares used to pay the exercise price of the Underlying Option or the related tax withholding obligation. In this way, Reload Options provide a participant with the opportunity to build up ownership of Shares covered by an Underlying Option earlier during the Option term than through a single exercise at or near the end of the Option term.

         RESTRICTED STOCK. The Company may award restricted Shares under the Incentive Plan. Such a grant gives a participant the right to receive Shares subject to a risk of forfeiture based upon certain conditions. The forfeiture restrictions on the Shares may be based upon performance standards, length of service or other criteria as the Compensation Committee may determine. Until all restrictions are satisfied, lapsed or waived, the Company will maintain custody over the restricted Shares but the participant will be able to vote the Shares and will be entitled to all distributions paid with respect to the Shares, as provided by the Compensation Committee. During such restrictive period, the restricted Shares may not be sold, assigned, transferred, pledged or otherwise encumbered. Upon termination of employment, the participant forfeits the right to the Shares to the extent the applicable performance standards, length of service requirements, or other measurement criteria have not been met.

         STOCK PURCHASE AWARDS. The Incentive Plan also permits the grant of stock purchase awards. Participants who are granted a stock purchase award are provided with a stock purchase loan to enable them to pay the purchase price for the Shares acquired pursuant to the award. A stock purchase loan will have a term of years to be determined by the Compensation Committee. The purchase price of Shares acquired with a stock purchase loan is the price equal to the fair market value on the date of the award. The Incentive Plan provides that up to 100% of the stock purchase loan may be forgiven over the loan term subject to such terms and conditions as the Compensation Committee shall determine, provided that the participant has not resigned as an employee. At the end of the loan term, the unpaid balance of the stock purchase loan will be due and payable. The interest rate on a stock purchase loan will be determined by the Compensation Committee. Stock purchase loans will be secured by a pledge to the Company of the Shares purchased pursuant to the stock purchase award and such loans will be recourse or non-recourse to a participant, as determined from time to time by the Compensation Committee.

         ANTIDILUTION PROVISIONS. The number of Shares authorized to be issued under the Incentive Plan and subject to outstanding awards (and the grant or exercise price thereof) may be adjusted to prevent dilution or enlargement of rights in the event of any dividend or other distribution, recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase or exchange of Shares or other securities, the issuance of warrants or other rights to purchase Shares or other securities, or other similar capitalization change.

         CHANGE IN CONTROL. Upon the occurrence of a change in control of the Company, all Options and related SARs may become immediately exercisable, the restricted Shares may fully vest and stock purchase loans may be forgiven in full.

         TERMINATION AND AMENDMENT. The Incentive Plan will terminate by its terms and without any action by the Board of Directors in 2008. No awards may be made after that date. Awards outstanding on such termination date will remain valid in accordance with their terms.

      The Committee may amend or alter the terms of awards under the Incentive Plan, including to provide for the forgiveness in whole or in part of stock purchase loans, the release of the Shares securing such loans or the termination or modifications of the vesting or performance provisions of the grants of restricted Shares, but no such action shall in any way impair the rights of a participant under any award, without such participant's consent.


COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION


         Through January 26, 2000, the full Board of Directors functioned as the Compensation Committee. Thereafter, the Compensation Committee consisted of William F. Reilly and Jan Michiel Hessels. The Company offers compensation packages designed to attract and retain individuals whose skills are critical to the long-term success of the Company. The compensation offered by the Company should reward and motivate individual and team performance in attaining business objectives and maximizing stockholder value.

         The Compensation Committee reviews and approves the Company's executive compensation program each year. This includes a comparison of the Company's executive compensation, corporate performance, stock performance and total return to the stockholders with that of peer companies, including other e-commerce companies. In addition, the Compensation Committee also considers and reviews the full compensation package afforded by the Company to its executive officers, including pension, insurance and other benefits.

         The key elements of the Company's executive compensation package consist of base salary and stock options. Prior to the Offering, annual bonuses were also a key element of the Company's executive compensation package. The Company's policies with respect to each of these elements are discussed below. The Compensation Committee makes its determinations after receiving and considering the recommendations of the Company's Chairman.

         Base Salaries. An executive officer's base salary is determined primarily on the basis of the executive officer's responsibility, qualification, experience and the competitive marketplace for executive talent. The base salary is intended to be competitive with base salaries paid to executive officers with comparable qualifications, experience and responsibilities at peer companies.

         Stock Options. Stockholder grants to executive officers promote success by aligning employee financial interests with long-term stockholder value. Additionally, long-term awards offer executive officers an incentive for the achievement of superior performance over time and foster the retention of key management personnel. Annual stock option grants are determined based on various subjective factors, primarily related to the individual's performance and potential to improve stockholder value.

         Chief Executive Officer Compensation. The compensation of the Company's Chief Executive Officer is determined pursuant to the principles noted above. Specific consideration is given to the Chief Executive Officer's responsibilities and experience in the industry and the compensation package awarded to chief executive officers of peer companies.

         Section 162(m) of the Internal Revenue Code. The Compensation Committee has considered the potential impact of Section 162(m) of the Code, adopted under the Revenue Reconciliation Act of 1993. This section disallows a tax deduction for any publicly held corporation, for individual compensation exceeding $1,000,000 in any taxable year paid to its Named Executive Officers unless (i) the compensation is payable solely on account of the attainment of performance goals, (ii) the performance goals are determined by a compensation committee of two or more outside directors, (iii) the material terms under which compensation is to be paid are disclosed to and approved by stockholders and (iv) the compensation committee certifies that the performance goals were met.


                                          BOARD OF DIRECTORS
                                            Leonard Riggio
                                            Stephen Riggio
                                            Michael N. Rosen
                                            Thomas Middelhoff
                                            Klaus Eierhoff
                                            Markus Wilhelm
                                            Jan Michiel Hessels
                                            William F. Reilly


PERFORMANCE GRAPH

      The graph set forth below compares cumulative total return on the Common Stock of the Company with the cumulative total return of the Standard and Poors 500 Index ("S&P 500") and a peer group of eleven companies, consisting of Amazon.com, Inc., Autoweb.com, Inc., Beyond.com Corp., CDnow, Inc., Cyberian Outpost, Inc., Egghead.com, Inc., eToys Inc., iVillage Inc., Peapod, Inc., Value America, Inc. and Webvan Group, Inc. resulting from an initial assumed investment of $100 in each for the period beginning on the date of the Company's Offering of the Common Stock on May 25, 1999 and ending on December 31, 1999.

                barnesandnoble.com inc.     Peer Group    S&P 500
                -----------------------     ----------    -------

 5/25/99               100.00                  100.00      100.00
12/31/99                78.82                  108.65      122.91

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                --------------------------------------------------------------


      BENEFICIAL OWNERSHIP OF SHARES

      The Company has three classes of Common Stock, par value $0.001 per share (the "Common Stock"). Each holder of the Company's Class A Common Stock is entitled to one vote per share. Each holder of the Company's Class B Common Stock or Class C Common Stock (collectively, "High Vote Stock") is entitled to the number of votes per share equal to: (i) ten, multiplied by the sum of (a) the aggregate number of shares of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder, divided by (ii) the aggregate number of shares of High Vote Stock owned by such holder. Barnes & Noble is the beneficial owner of all of the Company's outstanding Class B Common Stock and Bertelsmann is the beneficial owner of all of the Company's outstanding Class C Common Stock.

      The following table sets forth certain information regarding beneficial ownership of the Common Stock as of April 1, 2000 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Class A Common Stock; (ii) each of the Company's Directors; (iii) the executive officers named in the Summary Compensation Table contained in "Executive Compensation" below; and (iv) all current executive officers and directors as a group.


                                                 Number of Shares           Percentage
                                               Class A Common Stock         of Class A
Name and Address of Beneficial Owner           Beneficially Owned (1)       Common Stock
------------------------------------           ----------------------       ------------
Barnes & Noble, Inc                                  57,500,001 (2)              39.9%
    122 Fifth Ave., New York, NY 10011
Bertelsmann AG                                       57,500,001 (2)              39.9
    Carl-Bertelsmann-Strasse 270
    33311 Gutersloh, Germany
Leonard Riggio                                        7,360,046 (3)              21.4
Stephen Riggio                                          890,000 (4)               3.0
ichael N. Rosen                                          40,000 (5)                *
Thomas Middelhoff                                        38,800 (6)                *
Klaus Eierhoff                                           10,000 (7)                *
Markus Wilhelm                                           60,000 (8)                *
Jan Michiel Hessels                                          __                    __
William F. Reilly                                            __                    __
Jonathan Bulkeley                                       638,750 (9)               2.1
Gary King                                                 3,315 (10)               *
Carl Rosendorf                                          431,250 (7)               1.4
William F. Duffy                                        301,875 (7)               1.0
Brenda Marsh                                             86,250 (7)                *
All current executive officers and
    directors as a group (13 persons)                 9,655,286 (11)             26.5

-----------
* Represents less than 1%.

(1) Shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days after April 1, 2000 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares of High Vote Stock which are convertible into, and Membership Units which are exchangeable for, shares of Class A Common Stock on a one-for-one-basis at any time at the option of the holder thereof.

(3) Includes options granted by the Company to Mr. Leonard Riggio to purchase 5,060,046 shares of Class A Common Stock. Does not include 57,500,001 shares of Class A Common Stock beneficially owned by Barnes & Noble. Mr. Riggio is Barnes & Noble's Chairman of the Board, Chief Executive Officer and principal stockholder. Accordingly, he could be considered to beneficially own the shares owned by Barnes & Noble. Mr. Riggio disclaims any beneficial ownership of such shares.

(4) Includes options granted by the Company to purchase 690,000 shares of Class A Common Stock.

(5) Includes options granted by the Company to purchase 10,000 shares of Class A Common Stock.

(6) Includes options granted by the Company to purchase 10,000 shares of Class A Common Stock and 28,800 shares of Class A Common Stock held in trust on behalf of Dr. Middelhoff.

(7) All of these shares are issuable upon the exercise of options granted by the Company.

(8) Includes options granted by the Company to purchase 10,000 shares of Class A Common Stock.

(9) All of these shares are issuable upon the exercise of options granted by the Company. In January 2000 Mr. Bulkeley, the Chief Executive Officer of the Company from inception and B&N.com from January 1999 to January 2000, resigned from these positions. Pursuant to his Termination Agreement, in March 2000 Mr. Bulkeley surrendered one million of currently exercisable options to the Company in return for a payment of $10,940,000 and his remaining 2,328,750 unvested options were forfeited.

(10) Includes options granted by the Company to purchase 13,125 shares of Class A Common Stock.

(11) Includes options granted by the Company to purchase 7,046,296 shares of Class A Common Stock.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (in thousands of dollars)

      Through its distribution facilities, Barnes & Noble accounted for approximately 58.9%, 60.3% and 38.5%, or $64,112, $26,929 and $3,900, of
B&N.com's purchases during the years ended December 31, 1999, 1998 and 1997, respectively. B&N.com has entered into an agreement (the "Supply Agreement") with Barnes & Noble whereby Barnes & Noble charges B&N.com the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. As of December 31, 1999 and 1998, $18,495 and $13,250, respectively, was payable to Barnes & Noble in connection with such purchases. The Supply Agreement is subject to certain termination provisions.

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

      Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman, which is outside counsel to the Company and B&N.com.

      B&N.com believes that the transactions discussed above, as well as the terms of any future transactions and agreements (including renewals of any existing agreements) between B&N.com and its affiliates, are and will be at least as favorable to B&N.com as could be obtained from unaffiliated parties. The Board of Directors and its Audit Committee must approve in advance any proposed transaction or agreement and will utilize such procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                barnesandnoble.com inc.
                                -----------------------
                                (Registrant)

Date:  May 1, 2000           By: /s/ STEPHEN RIGGIO
                                -------------------
                                Stephen Riggio
                                Vice Chairman and Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

Name                                                 Capacity                                        Date
----                                                 --------                                        ----

/s/  LEONARD RIGGIO                             Chairman of the Board                          May 1, 2000
---------------------------
     Leonard Riggio

/s/  STEPHEN RIGGIO                             Vice Chairman and                              May 1, 2000
---------------------------                     Acting Chief Executive Officer
      Stephen Riggio                            (Principal Executive Officer)


/s/  MARIE J. TOULANTIS                         Chief Financial Officer                        May 1, 2000
---------------------------                     (Principal Accounting and Financial Officer)
      Marie J. Toulantis

/s/  MICHAEL N. ROSEN                           Secretary and Director                         May 1, 2000
---------------------------
      Michael N. Rosen

/s/  THOMAS MIDDELHOFF                          Director                                       May 1, 2000
---------------------------
      Thomas Middelhoff

/s/  MARKUS WILHELM                             Director                                       May 1, 2000
---------------------------
      Markus Wilhelm

/s/  KLAUS EIERHOFF                             Director                                       May 1, 2000
---------------------------
      Klaus Eierhoff

/s/  JAN MICHIEL HESSELS                        Director                                       May 1, 2000
---------------------------
      Jan Michiel Hessels

/s/  WILLIAM RIELLY                             Director                                       May 1, 2000
---------------------------
      William Rielly