Form 10-Q
period 2000-03-31
BARNESANDNOBLE COM INC
filed 2000-05-15
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2000

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

                                 (212) 414-6000
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of May 8, 2000 was 30,780,433, one and one, respectively.

                             barnesandnoble.com inc.

                                 March 31, 2000

                               Index to Form 10-Q


                                                                                                               Page No.
                                                                                                               --------

PART I -                FINANCIAL INFORMATION

Item 1:                 Financial Statements.........................................................             3

Item 2:                 Management's Discussion and Analysis of Financial Condition and Results of                8
                            Operations...............................................................

Item 3:                 Quantitative  and Qualitative Disclosures About Market Risk..................             15


PART II -               OTHER INFORMATION............................................................

Item 1:                 Legal Proceedings............................................................             16

Item 2:                 Changes in Securities and Use of Proceeds ...................................             16

Item 3:                 Defaults upon Senior Securities..............................................             16

Item 4:                 Submission of Matters to a Vote of Security Holders..........................             16

Item 5:                 Other Information............................................................             16

Item 6:                 Exhibits and Reports on Form 8-K.............................................             17

                        Signatures...................................................................             18

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements
          --------------------

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (thousands of dollars, except per share data)
                                   (unaudited)

                                                           Three Months Ended
                                                       -------------------------
                                                         March 31,     March 31,
                                                           2000         1999 (1)
                                                       -----------    ----------
Net sales                                              $  78,244      $  32,317
Cost of sales                                             63,051         25,016
                                                       -----------    ----------
    Gross profit                                          15,193          7,301
                                                       -----------    ----------

Operating expenses:
    Marketing and sales                                   32,204         18,909
    Technology and web site
       development                                         6,364          3,519
    General and administrative                             5,296          3,512
    Depreciation and amortization                          6,319          2,595
    Stock based compensation                              11,915           --
    Equity in net loss of Enews including
       amortization of intangibles                         5,206           --
                                                       -----------    ----------
         Total operating expenses                         67,304         28,535

Loss from operations                                     (52,111)       (21,234)

Interest income, net                                       7,907          1,016
                                                       -----------    ----------
       Loss before minority interest                     (44,204)       (20,218)

Minority interest                                         35,204         16,174
                                                       -----------    ----------

      Net loss                                         $  (9,000)     $  (4,044)
                                                       ===========    ==========


Basic and diluted loss before minority
    interest per share                                 ($   0.30)     ($   0.14)
Basic and diluted weighted average shares
    outstanding if converted (2)                         145,176        143,750

Basic and diluted net loss per
    common share .                                     ($   0.30)     ($   0.14)
Basic and diluted weighted average
    common shares outstanding                             28,809         28,750


(1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc was completed as of the beginning of the earliest period presented.

(2) For periods prior to May 25, 1999, reflects the pro forma effect of the shares issued in the Company's Initial Public Offering assuming they were issued in the beginning of 1997.

See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars, except share and per share data)


                                                                                     March 31,            December 31,
                                                                                        2000                  1999
                                                                                   -------------         --------------
                                                                                    (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                       $  39,547             $ 247,403
    Marketable securities                                                             321,375               230,644
    Receivables, net                                                                   20,447                15,520
    Merchandise inventories                                                             8,918                 3,886
    Prepaid expenses and other current assets                                           8,476                 8,161
                                                                                   -------------         --------------
         Total current assets                                                         398,763               505,614
                                                                                   -------------         --------------

Fixed assets, net                                                                     110,937                97,854
Long term marketable securities                                                        71,852                71,852
Other non-current assets                                                               38,296                 4,198
                                                                                   -------------         --------------
         Total assets                                                               $ 619,848             $ 679,518
                                                                                   -------------         --------------

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                                                $  12,089             $  19,204
    Accrued liabilities                                                                26,569                39,627
    Due to affiliate                                                                    7,415                17,109
                                                                                   -------------         --------------
         Total current liabilities                                                     46,073                75,940
                                                                                   -------------         --------------

Minority interest                                                                     457,931               482,896
                                                                                   -------------         --------------
Stockholders' equity:
    Preferred Stock: $0.001 par value; 50,000,000 shares
         authorized; none issued and outstanding                                         --                      --
    Common Stock Series A; $0.001 par value; 750,000,000
         shares authorized; 30,386,261 and 0 shares issued
         and outstanding, respectively                                                     30                    29
    Common Stock Series B; $0.001 par value; 1,000 shares
         authorized; 1 and 0 shares issued and outstanding,
         respectively                                                                    --                      --
    Common Stock Series C; $0.001 par value; 1,000 shares
         authorized; 1 and 0 shares issued and outstanding,
         respectively                                                                    --                      --
    Paid-in capital                                                                   138,613               134,452

    Accumulated deficit                                                               (22,799)              (13,799)(1)
                                                                                   -------------         --------------
         Total stockholders' equity                                                   115,844               120,682
                                                                                   -------------         --------------
Commitments and contingencies
    Total liabilities and stockholders' equity                                      $ 619,848             $ 679,518
                                                                                   -------------         --------------


(1) Represents accumulated deficit of barnesandnoble.com inc. since the Company's initial public offering on May 25, 1999.

          See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands of dollars, except per share data)
                                   (unaudited)


                                                                                             Three Months Ended
                                                                                   ------------------------------------
                                                                                                         Pro forma (1)
                                                                                      March 31,            March 31,
                                                                                         2000                 1999
                                                                                   -----------------     -------------

Cash flows from operating activities:
    Net loss                                                                        $  (9,000)           $  (4,044)
    Adjustments to reconcile net loss to net cash flows from operating activities:
    Depreciation and amortization                                                       6,009                2,595
    Non-cash acquisition, disposition and
        investment related costs                                                       12,857                 --
    Decrease (increase) in receivables, net                                            (4,927)                 655
    Increase in merchandise inventories                                                (5,032)                (717)
    Increase in prepaid expenses and
        other current assets                                                             (315)                (600)
    Increase (decrease) in accounts payable                                            (7,115)               3,455
    Decrease in due to affiliate                                                       (9,694)              (5,126)
    Decrease in accrued liabilities                                                   (13,058)             (12,047)
    Minority interest in loss                                                         (35,204)             (16,174)
                                                                                   -----------------      -------------
         Net cash flows used in operating activities                                  (65,479)             (32,003)

Cash flows from investing activities:
    Purchases of fixed assets                                                         (19,039)              (3,691)
    Purchases of marketable securities                                                (90,731)                --
    Increase in restricted cash                                                          --                   (235)
    Increase in other non-current assets                                              (34,151)                 (75)
                                                                                   -----------------      -------------
         Net cash flows used in investing activities                                 (143,921)              (4,001)

Cash flows from financing activities:
    Proceeds from exercise of stock options                                             1,544                 --
                                                                                   -----------------      -------------
         Net cash flows from financing activities                                       1,544                 --
Net change in cash and cash equivalents                                              (207,856)             (36,004)
Cash and cash equivalents at beginning of period                                      247,403               96,940
                                                                                   -----------------      -------------
Cash and cash equivalents at end of period                                          $  39,547            $  60,936
                                                                                   -----------------      -------------



(1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc was completed as of the beginning of the earliest period presented.

See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2000 and March 31, 1999
                (in thousands of dollars, except per share data)


         The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the "Company") and barnesandnoble.com llc ("B&N.com").

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of March 31, 2000 and the results of its operations and its cash flows for the three months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

1.       Organization

          The Company is a holding company whose sole asset is a 20.36% equity interest in B&N.com, an online retailer of knowledge, information, education and entertainment related products, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 39.82% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

2.     Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from these estimates.

3.       Business Combinations and Investments

         In January 2000, B&N.com acquired a 32% common stock interest in Enews.com, the largest retailer of magazine subscriptions on the Internet, and warrants to acquire an additional 8% of common stock. The purchase price was $26,428 in cash and stock valued at $12,857, to expand its presence in the growing on-line magazine subscription market. The Company has accounted for this acquisition using the equity method of accounting. Pro forma results of operations for the first quarter of 1999 have not been included as they would not have had a material effect on overall results of operations of the Company.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2000 and March 31, 1999
                (in thousands of dollars, except per share data)


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

         At March 31, 2000, short-term investments in marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at March 31, 2000 were not significant.

4.       Stockholders' Equity

         There are three classes of common stock authorized: Class A Common Stock ("Class A Common"), Class B Common Stock ("Class B Common") and Class C Common Stock ("Class C Common"). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively "High Vote Stock"), except that each holder of Class A Common is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) ten, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company's Amended and Restated Certificate of Incorporation (the "Amended Charter"), the holders of the Class B Common Stock and the holders of the Class C Common Stock have the right to each elect three of the Company's directors. Otherwise, holders of Class A Common and High Vote Stock (collectively "Common Stock") generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

         The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. There is no Preferred Stock outstanding.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
         (in thousands of dollars)


Overview

         The Company is a holding company whose sole asset is its 20.36% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. Since launching its online business in May 1997, B&N.com has become one of the world's largest Web sites and the sixth largest e-commerce site, according to Media Metrix. Focused largely on the sale of books, music, software, magazines, prints, posters and related products, B&N.com has capitalized on the recognized brand value of the Barnes & Noble name to become the second largest, and one of the fastest growing, online distributors of books.

         Customers can choose from millions of new and out-of-print titles and enjoy a variety of related content such as author chats, book synopses and reader reviews. The site also offers for sale thousands of bargain books discounted up to 91 percent, the most popular software and magazine titles, gift items for every occasion, a Prints & Posters Gallery and a free eCard service. With access to Barnes & Noble's more than 750,000 in-stock titles, B&N.com has the largest standing inventory of any online bookseller ready for immediate delivery. The URL http://www.bn.com makes the site easy to find.

         B&N.com's affiliate network has more than 360,000 members and the Company maintains strategic alliances with major Web portals and content sites, such as AOL, Lycos and MSN. The affiliate network, which began 1999 with 48,000 members, is among the fastest growing in e-commerce. B&N.com is also a leader in business-to-business e-commerce with its unique Business Solutions program.

         The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

Net Sales

                                         Three Months Ended March 31,
                          ------------------------------------------------------
                                2000                  1999           % Change
                          ---------------      ---------------     ------------



Net sales                 $       78,244          $       32,317         142%



         Net sales are composed of sales of books, music, software, prints & posters and related products, net of returns, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 850,000 customers during the first quarter 2000, raising the cumulative customer count to nearly five million as of March 31, 2000, an increase of over 21 percent from the year-end

1999 total. Cumulative repeat customer orders reached 68.1 percent in the first quarter, a significant increase from 56.0 percent a year ago, reflecting increased customer loyalty.

Gross Profit

                                     Three Months Ended March 31,
                      ---------------------------------------------------------
                            2000                   1999               % Change
                      ---------------      ------------------       -----------


Gross profit          $     15,193          $      7,301               108%

Gross margin                 19.4%                 22.6%


         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased due to the Company's increased sales volume, however, gross margin decreased in the first quarter of 2000 to 19.4% from 22.6% in the first quarter of 1999. The decrease in gross margin is due primarily to the increase, from 40% to 50%, in May 1999 of the discount offered on New York Times best sellers, the introduction of music during the third quarter of 1999 which has a lower gross margin than the Company's book products and a lower than anticipated internal fill rate.

         The Company intends to expand its operations by promoting new or complementary products or sales formats and by expanding the breadth and depth of its product and service offerings. In March 2000 the Company offered a new Stephen King short story, Riding the Bullet, as a free digital download to customers. The response was overwhelming, with hundreds of thousands of customers participating in the offer. Gross margins attributable to new business areas may be lower than those associated with the Company's existing business activities. Therefore, to the extent lower margin products become a larger portion of the Company's product mix, a proportionate impact on overall product gross margin is expected.

Marketing and Sales

                                        Three Months Ended March 31,
                                -----------------------------------------------
                                    2000              1999           % Change
                                -------------      -------------     ----------


Marketing and sales             $    32,204        $    18,909             70%

Percentage of net sales               41.1%              58.5%



         Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling and fulfillment activities. All fulfillment costs, including the cost of operating and staffing distribution and customer service centers, are included in marketing and sales. Marketing and sales expenses increased primarily due to the increases in the B&N.com's advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales and the Company's efforts to improve the productivity of its marketing expenditures. B&N.com intends to continue pursuing its aggressive branding and campaigns; and anticipates its variable costs of fulfillment to increase based on anticipated sales growth. Fixed fulfillment costs are expected to increase as a result of opening two new distribution facilities; the Memphis facility began operation on May 1 and the Reno facility, which is expected to open later this year. B&N.com expects total fulfillment costs as a percentage of sales to be higher as a result. B&N.com has included in marketing expenses approximately $4.3 million, or 5.5% of sales, of coupon redemptions for the first quarter of 2000. Had B&N.com treated coupon redemptions as a reduction to sales and marketing expense, gross margin would have decreased from 19.4% to 14.8% and marketing and sales expense as a percentage of sales would have decreased from 41.1% to 37.8%.

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

Technology and Web Site Development

                                           Three Months Ended March 31,
                              --------------------------------------------------
                                   2000                1999           % Change
                              --------------     --------------    ------------


Technology and web site
    development               $     6,364         $    3,519             81%

Percentage of net sales              8.1%              10.9%


         Technology and Web site development expenses consist principally of payroll and related expenses for web page production, editorial and network operations personnel and consultants, and infrastructure related to systems and telecommunications. As a percentage of net sales, technology and Web site development expenses have steadily decreased, demonstrating the leveraging of these expenses. The increase in technology and Web site development expenses in dollars, was primarily attributable to increased staffing and associated costs related to enhancing the features, content and functionality of B&N.com's Web site and transaction-processing systems. Technology and Web site development expenses are also a result of increased investments in systems and telecommunications infrastructure, including investments associated with the introduction of new product lines and the enhancement of existing product lines. For example, in January 2000, the Company and Microsoft announced that they would develop an eBook Superstore using Microsoft Reader software. The Company expects to open an eBook Superstore in the second quarter of 2000. In February 2000, the Company launched bnRadio, the first Internet radio service linked to an e-commerce company that allows customers to listen to full-length songs and excerpts from audio books, and click to immediately order any selections they hear. Additional technology and Web site expenses were also required to support the significant increase in net sales. B&N.com believes that continued investment in technology and Web site development is critical to attaining its strategic objectives. As a result, B&N.com expects technology and Web site development expenses to continue to increase.

General and Administrative

                                             Three Months Ended March 31,
                                    --------------------------------------------
                                         2000           1999         % Change
                                    -----------   -------------    ------------


General and administrative          $   5,296      $    3,512           51%

Percentage of net sales                  6.8%           10.9%


         General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and professional fees related to B&N.com's growth and expanded activities. Such expenses decreased as a percentage of net sales due to the significant increase in net sales and the effects of leveraging these expenses over a larger sales base. B&N.com expects general and administrative expenses to increase as B&N.com expands its staff and incurs additional costs related to the growth of its business; however, B&N.com expects continued decreases of general and administrative expenses as a percentage of sales.

Depreciation and Amortization

                                            Three Months Ended March 31,
                                 ---------------------------------------------
                                      2000            1999          % Change
                                 -------------    -------------   -----------


Depreciation and
    amortization                 $   6,319        $    2,595          144%

Percentage of net sales               8.1%              8.0%


         The increase in depreciation and amortization expenses was primarily attributable to the increase of purchases of fixed assets of $19.0 million in the first quarter of 2000 as compared to $3.7 million for the first quarter of 1999. Over the next twelve months the Company anticipates higher depreciation and amortization expenses related to the significant additions of fixed assets placed in service to support the operations of the two new distribution centers.

Stock Based Compensation

                                            Three Months Ended March 31,
                                ------------------------------------------------
                                     2000              1999           % Change
                                --------------     -------------    ------------


Stock based compensation         $   11,915         $     -               -

Percentage of net sales               15.2%               -


         Stock based compensation for the first quarter of 2000 consists of the expenses incurred from a payment of $10,940 to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options and the repricing of a portion of the Company's options in February 2000. An additional $800 represents a severance payment to Mr. Bulkeley under the terms of his Employment Agreement. On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options which were originally granted at an average exercise price of $16.15. The new exercise price for the options is $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result, recorded a non-cash charge of $175 in the first quarter of 2000.

Equity in Net Loss of Enews including Amortization of Intangibles.

                                             Three Months Ended March 31,
                                    --------------------------------------------
                                         2000            1999         % Change
                                    ------------    ------------    ------------


Equity in net loss
    of Enews including
    amortization of intangibles      $ 5,206        $      -              -

Percentage of net sales                 6.7%               -


         Equity in net loss of Enews including amortization of intangibles consists of expenses from the Company's previously announced acquisition of an equity stake in Enews.com, the largest retailer of magazine subscriptions on the Internet. In recent months Enews.com has been cited by Media Metrix as the No. 1 fastest growing e-commerce site, as measured by average daily visitors; by PC Data as the 8th largest e-commerce site on the Web and as a Top 100 Web Site and by Nielsen/NetRatings as the 15th Top Advertiser on the Web.

Interest Income, Net

                                              Three Months Ended March 31,
                                    --------------------------------------------
                                         2000          1999         % Change
                                    -----------    -----------   --------------


Interest income, net                $   7,907       $  1,016        678%


Percentage of net sales                 10.1%           3.1%


         An increase in interest income on cash and marketable securities was related to funds received from the Company's initial public offering in the second quarter of 1999 which are currently invested in various fixed income and money market investments.

Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

         As of March 31, 2000, the Company's cash, cash equivalents and short-term marketable securities were $360.9 million, compared to $478.0 million on December 31, 1999. At March 31, 2000, the Company had $71.9 million in long-term marketable securities, equaling the $71.9 million of long-term marketable securities at December 31, 1999. The Company completed the first quarter 2000 with a debt-free balance sheet and cash and investments totaling $432.8 million. On May 25, 1999, the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the initial public offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million.

         Net cash flows used in operating activities were $65.5 million for the three months ended March 31, 2000 and $32.0 million for the three months ended March 31, 1999. Cash used for the three months ended March 31, 2000, was primarily attributable to a net loss of $9.0 million and a corresponding decrease in minority interest of $35.2 million, a decrease in payables to affiliates of $9.7 million, a $7.1 million decrease in accounts payable and a decrease in accrued liabilities of $13.1 million. In addition, receivables increased $4.9 million, merchandise inventories increased $5.0 million and prepaid expenses and other current assets increased $0.3 million. This was partially offset by depreciation and amortization of $6.0 million and non-cash acquisition, disposition and investment related costs of $12.9 million. Cash used for the three months ended March 31, 1999, was primarily attributable to a net loss of $4.0 million and a corresponding decrease in minority interest of $16.2 million, a decrease in payables to affiliates of $5.1 million and a decrease in accrued liabilities of $12.0 million. In addition, merchandise inventories increased $0.7 million and prepaid expenses and other current assets increased $0.6 million. This was partially offset by depreciation and amortization of $2.6 million, a decrease in receivables of $0.7 million and an increase in accounts payable of $3.5 million.

         Net cash used in investing activities of $143.9 million for the three months ended March 31, 2000 was attributable to a $90.7 million increase in marketable securities, a $34.2 million increase in other non-current assets and purchases of fixed assets totaling $19.0 million. Net cash used in investing activities of $4.0 million for the three months ended March 31, 1999 was primarily attributable to purchases of fixed assets.

         Net cash flows from financing activities were $1.5 million for the three months ended March 31, 2000, attributable to proceeds from the exercise of stock options.

         At March 31, 2000, the Company's principal sources of liquidity consisted of $39.5 million of cash and cash equivalents and $321.4 million of short-term marketable securities. Long term marketable securities totaled $71.9 million. Preparing two distribution centers for operation this year is expected to require continued significant capital expenditures. The Memphis distribution facility was completed on May 1. Total capital expenditures for the Reno facility are expected to be between $15 million and $20 million over the next six months. The distribution centers are being established to enhance service and availability to customers and improve purchasing efficiencies. Expenditures to stock inventories at both facilities will continue over the next six months. As of March 31, 2000, the Company's remaining principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. The Company anticipates a continued increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

         The Company believes that current cash and investments will be sufficient to meet its anticipated cash needs for at least twelve months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short term investments in addition to cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

Year 2000

Year 2000 Compliance

         Neither the Company nor B&N.com have experienced any material Year 2000 problems. However, there can be no assurance that problems will not arise for the Company or B&N.com, their suppliers or others with whom the Company or B&N.com do business with in 2000. The Company and B&N.com intend to continue to monitor their compliance, as well as the compliance of others whose operations are material to B&N.com's business.

Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, the level and volatility of interest rates, changes in tax and other governmental rules and regulations applicable to the Company or B&N.com, the success of B&N.com's strategic investments, the successful development and integration of B&N.com's new distribution centers and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph.

Item 3:           Quantitative and Qualitative Disclosures about Market Risk

         None

                           PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

            No material developments have occurred with respect to previously reported legal proceedings.

Item 2:           Changes in Securities and Use of Proceeds

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $321.4 million of such net proceeds in short-term marketable securities and $71.9 million in long-term marketable securities. The remainder of the funds have been used to purchase fixed assets and support the operations of B&N.com. Except as indicated in the Company's prospectus, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.

Item 3:           Defaults upon Senior Securities

                  None

Item 4:           Submission of Matters to a Vote of Securities Holders

                  None

Item 5:           Other Information

                  None

Item 6:           Exhibits and Reports on Form 8-K

                  (a)  Exhibits filed with this Form 10-Q:


                       Exhibit 10.1 Separation Agreement among the Company, B&N.com and Jonathan Bulkeley

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


Date:  May 15, 2000                          By: /s/  Marie Toulantis
                                                 --------------------
                                                      Marie Toulantis
                                                      Chief Financial Officer