Form 10-Q
period 2000-06-30
BARNESANDNOBLE COM INC
filed 2000-08-14
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of August 10, 2000 was 31,145,268, one and one, respectively.

                             barnesandnoble.com inc.

                                  June 30, 2000

                               Index to Form 10-Q

                                                                        Page No.
                                                                        --------

PART I -   FINANCIAL INFORMATION

Item 1:    Financial Statements..........................................     3

Item 2:    Management's  Discussion  and Analysis of Financial Condition
              and Results of Operations..................................     9

Item 3:    Quantitative  and Qualitative Disclosure About Market Risk....    16

PART II -  OTHER INFORMATION.............................................

Item 1:    Legal Proceedings.............................................    17

Item 2:    Changes in Securities and Use of Proceeds ....................    17

Item 3:    Defaults upon Senior Securities...............................    17

Item 4:    Submission of Matters to a Vote of Security Holders...........    17

Item 5:    Other Information.............................................    17

Item 6:    Exhibits and Reports on Form 8-K..............................    17

           Signatures....................................................    18

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                    Three months ended             Six months ended
                                                 ------------------------      ------------------------
                                                  June 30,       June 30,      June 30,        June 30,
                                                    2000         1999 (1)        2000          1999 (1)
                                                 ---------      ---------      ---------      ---------
Net sales (2)                                    $  67,428      $  38,178      $ 141,403      $  70,495

Cost of sales                                       56,966         30,482        120,052         55,499
                                                 ---------      ---------      ---------      ---------

    Gross profit                                    10,462          7,696         21,351         14,996
                                                 ---------      ---------      ---------      ---------

Operating expenses:

    Marketing and sales (2)                         31,574         21,638         59,507         39,983
    Technology and web site
        development                                  9,593          4,049         15,942          7,568
    General and administrative                       7,125          3,985         12,401          7,497
    Depreciation and amortization                    8,425          3,308         14,744          6,466
    Stock based compensation                          (175)            --         11,740             --
    Equity in net loss of equity investments
      including related amortization of
      intangibles                                    5,575             --         10,782             --
                                                 ---------      ---------      ---------      ---------
         Total operating expenses                   62,117         32,980        125,116         61,514

Loss from operations                               (51,655)       (25,284)      (103,765)       (46,518)

Interest income, net                                 6,289          3,330         14,196          4,346
                                                 ---------      ---------      ---------      ---------
    Loss before minority interest                  (45,366)       (21,954)       (89,569)       (42,172)

Minority interest                                   35,794         17,563         70,858         33,738
                                                 ---------      ---------      ---------      ---------
     Net loss                                    $  (9,572)     $  (4,391)     $ (18,711)     $  (8,434)
                                                 =========      =========      =========      =========

Basic and diluted loss before minority
     interest per share                            ($ 0.31)        ($0.15)        ($0.62)        ($0.29)
Basic and diluted weighted average shares
     outstanding if converted (1)                  145,783        143,769        145,405        143,760

Basic and diluted net loss per common share         ($0.31)        ($0.15)        ($0.62)        ($0.29)
Basic and diluted weighted average common
    shares outstanding                              30,783         28,763         30,405         28,757

      (1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc were completed as of the beginning of the earliest period presented.

      (2) In accordance with the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), expenses related to coupon redemptions, formerly classified as marketing and sales expense, are now recorded as a reduction to sales. EITF 00-14 requires the implementation of this change effective within all reporting periods beginning in the fourth quarter of the fiscal year beginning after December 15, 1999, and also requires all prior periods to be reclassified to reflect this modification.

See accompanying notes to financial statements.

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)

                                                                                  June 30,     December 31,
                                                                                    2000          1999
                                                                                 ----------    ------------
ASSETS                                                                          (unaudited)
Current assets:
    Cash and cash equivalents                                                     $  28,933      $ 247,403
    Marketable securities                                                           255,313        230,644
    Receivables, net                                                                 15,975         15,520
    Merchandise inventories                                                          17,367          3,886
    Prepaid expenses and other current assets                                        10,448          8,161
                                                                                  ---------      ---------
      Total current assets                                                          328,036        505,614
                                                                                  ---------      ---------

Fixed assets, net                                                                   132,887         97,854
Long term marketable securities                                                      71,852         71,852
Other non-current assets                                                             59,308          4,198
                                                                                  ---------      ---------

    Total assets                                                                  $ 592,083      $ 679,518
                                                                                  =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $   1,884      $  19,204
    Accrued liabilities                                                              38,255         39,627
    Due to affiliate                                                                 20,637         17,109
                                                                                  ---------      ---------
      Total current liabilities                                                      60,776         75,940
                                                                                  ---------      ---------

Minority interest                                                                   422,252        482,896

Stockholders' equity:
     Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none
        issued and outstanding                                                           --             --
     Common Stock Class A; $0.001 par value;
       750,000,000 shares authorized; 30,998,411 and 29,347,067 shares issued
       and outstanding                                                                   31             29
     Common Stock Class B; $0.001 par value; 1,000 shares authorized; 1
       share issued and outstanding                                                      --             --
     Common Stock Class C; $0.001 par value; 1,000 shares authorized; 1
       share issued and outstanding                                                      --             --
     Paid-in capital                                                                141,505        134,452
     Accumulated deficit                                                            (32,481)       (13,799)(1)
                                                                                  ---------      ---------
       Total stockholders' equity                                                   109,055        120,682
                                                                                  ---------      ---------
     Commitments and contingencies
       Total liabilities and stockholders' equity                                 $ 592,083      $ 679,518
                                                                                  =========      =========

(1) Represents accumulated deficit of barnesandnoble.com inc. since the Company's initial public offering on May 25, 1999.

See accompanying notes to financial statements.

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                Six months ended
                                                            ------------------------
                                                             June 30,       June 30,
                                                               2000          1999 (1)
                                                            ---------      ---------
Cash flows from operating activities:
  Net loss                                                  $ (18,711)     $  (8,434)
  Adjustments to reconcile net loss to net cash flows
   from operating activities:
      Depreciation and amortization                            14,097          5,548
      Non-cash acquisition, disposition and investment
        related costs                                          12,857             --
      Increase in receivables, net                               (455)        (5,211)
      Increase in merchandise inventories                     (13,481)          (443)
      Decrease (increase) in prepaid expenses and other
        current assets                                         (2,287)         1,863
      Increase (decrease) in accounts payable                 (17,320)         3,451
      Increase (decrease) in due to affiliate                   3,528         (4,960)
      Decrease in accrued liabilities                          (1,372)        (4,067)
      Minority interest in loss                               (70,858)       (33,738)
                                                            ---------      ---------
        Net cash flows used in operating activities           (94,002)       (45,991)
                                                            ---------      ---------

Cash flows from investing activities:
      Purchases of fixed assets                               (49,027)       (13,404)
      Purchases of marketable securities                      (24,669)      (262,509)
      Decrease in restricted cash                                  --         50,393
      Decrease (increase) in other non-current assets         (55,215)           168
                                                            ---------      ---------
        Net cash flows used in investing activities          (128,911)      (225,352)
                                                            ---------      ---------

Cash flows from financing activities:

      Proceeds from initial public offering                        --        484,382
      Capital contributions from members                           --         50,000
      Proceeds from exercise of stock options                   4,443            252
                                                            ---------      ---------
        Net cash flows from financing activities                4,443        534,634
                                                            ---------      ---------

Net change in cash and cash equivalents                      (218,470)       263,291

Cash and cash equivalents at beginning of period              247,403         96,940
                                                            ---------      ---------

Cash and cash equivalents at end of period                  $  28,933      $ 360,231
                                                            =========      =========

(1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc were completed as of the beginning of the earliest date presented.

See accompanying notes to financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2000 and June 30, 1999
                (in thousands of dollars, except per share data)
                                   (unaudited)

      The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the "Company") and barnesandnoble.com llc ("B&N.com").

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of June 30, 2000 and the results of its operations and its cash flows for the six months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

1. Organization

      The Company is a holding company whose sole asset is a 21.2% equity interest in B&N.com, an online retailer of knowledge, information, education and entertainment related products, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 39.4% equity interest (equivalent to an aggregate sum of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

3. Investments

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

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2000 and June 30, 1999
                (in thousands of dollars, except per share data)
                                   (unaudited)

      At June 30, 2000, investments in marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at June 30, 2000 were not material.

4. Stockholders' Equity

      There are three classes of common stock authorized, issued and outstanding: Class A Common Stock ("Class A Common"), Class B Common Stock ("Class B Common") and Class C Common Stock ("Class C Common"). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively, "High Vote Stock"), except that each holder of Class A Common is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) ten, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company's Amended and Restated Certificate of Incorporation (the "Amended Charter"), the holders of the Class B Common Stock and the holders of the Class C Common Stock have the right to each elect three of the Company's directors. Otherwise, holders of Class A Common and High Vote Stock (collectively "Common Stock") generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

      The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. As of June 30, 2000 there is no Preferred Stock issued or outstanding.

5. Recent Accounting Pronouncements

      In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on which types of Web development costs should be capitalized or expensed. The consensus is effective for Web site development costs incurred for the fiscal quarters beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

      In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Based Compensation ("FIN 44")." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. On March 1, 2000 the Company repriced approximately 5 million stock options and elected early adoption of FIN 44.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2000 and June 30, 1999
                (in thousands of dollars, except per share data)
                                   (unaudited)

      In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives which are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company has adopted this requirement and now expenses related to coupon redemptions, formerly classified as marketing and sales expense are recorded as a net reduction to sales. The EITF pronouncement requires the implementation of this change effective within all reporting periods beginning in the fourth quarter of the fiscal year beginning after December 15, 1999, and also requires all prior periods to be reclassified to reflect this modification.

      In July 2000, the EITF reached a consensus on EITF Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs." The new consensus requires that all or any amounts billed to a customer in a sales transaction related to shipping and handling, represent revenue and should be classified as such in the income statement. The EITF did not reach a consensus with respect to the classification of costs related to shipping and handling incurred by the seller. Net sales reported by the Company include revenue generated from outbound shipping and handling charges.

6. Investments in Equity Method Investees

      The Company has made certain investments in business entities accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence on such entity regarding operating and financial policies. An investment of 20% or more of the voting stock typically denotes such influence, in the absence of other evidence to the contrary.

      In January 2000, B&N.com acquired a 32% common stock interest in Enews.com ("Enews"), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire an additional 8% of common stock to expand its presence in the growing on-line magazine subscription market. The purchase price was $26,428 in cash and stock valued at $12,857. The Company has accounted for this acquisition using the equity method of accounting. Pro forma results of operations of Enews for the second quarter 1999 and the six months ending June 30, 1999 have not been included as they would not have had a material effect on the overall results of operations of the Company.

      In June 2000, B&N.com invested $20,000 in cash for a 25% equity stake in MightyWords Inc. ("MightyWords"), a leading provider of digital content. The Company has accounted for this acquisition using the equity method of accounting. Pro forma results of operations of MightyWords for the second quarter 1999 have not been included as they would not have had a material effect on the overall results of operations of the Company.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The Company is a holding company whose sole asset is its 21.2 % equity interest in B&N.com and whose sole business is currently acting as sole manager of B&N.com. Since launching its online business in May 1997, B&N.com has become one of the world's largest Web sites. Focused largely on the sale of books, music, video, software, magazines, prints, posters and related products, B&N.com has capitalized on the recognized brand value of the Barnes & Noble name to become one of the largest, and fastest growing, online distributors of books. B&N.com's Web site has been rated No.1 by Forbes.com as the best bookselling site on the Internet two years running. B&N.com's Music Store was named Forbes.com's favorite online music site. The Forbes Favorite award is in recognition of the Music Store's substantial content, smart organization and search capabilities.

      Customers can choose from millions of new and out-of-print book titles and enjoy a variety of related content such as author chats, book synopses and reader reviews. B&N.com's Web site also offers for sale thousands of bargain books discounted up to 91 percent, the most popular software and magazine titles, gift items for every occasion, a Prints & Posters Gallery and a free eCard service. In July 2000, the Company launched its Video Store, featuring tens of thousands of movie titles available in both DVD and VHS formats. Other new initiatives include the launch of Barnes & Noble University, a free online education resource offering learning courses to B&N.com's millions of customers through its Web site. The introduction of Barnes & Noble Television ("BNTV"), a unique programming concept for books on the Web also occurred during the second quarter of 2000. BNTV is broadcast over the Internet, combining video and contextual content with e-commerce capability. The Company considers BNTV to be an opportunity to use rich media for promoting books on the Web. B&N.com also recently launched a "publish your book" service designed to appeal to established authors and aspiring writers. This service is consistent with B&N.com's strategy of being the leading portal for the sale, marketing and distribution of content.

      With the opening of B&N.com's distribution center in Memphis, Tennessee and access to Barnes & Noble's distribution facility containing more than 800,000 in-stock titles, B&N.com has the largest standing inventory of any online bookseller ready for immediate delivery. More than 50,000 publishers, including thousands of small and independent presses, university publishers and privately placed books are represented.

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

Results of Operations

Net Sales

                            Three Months Ended June 30,                        Six Months Ended June 30,
                  --------------------------------------------        --------------------------------------------
                    2000             1999             % Change          2000             1999             % Change
                  --------         --------           --------        --------         --------           --------
                        (in thousands)                                     (in thousands)
Net sales         $ 67,428         $ 38,178               77%         $141,403         $ 70,495              101%

      Net sales include the sale of books, music, software, prints & posters and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in items sold due to growth in traffic to the Web site as well as the number of new products and services introduced over the preceding twelve months supported by enhancements made to the Web site. These factors contributed to the growth of the Company's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 700,000 customers during the second quarter of 2000, raising the cumulative customer count to more than 5.5 million as of June 30, 2000, an increase of over 39 percent from the year end 1999 total. Cumulative repeat customer orders reached 70 percent as of the end of the second quarter, a significant increase from 61 percent as of the end of June 1999, reflecting increased customer loyalty.

Gross Profit

                              Three Months Ended June 30,                      Six Months Ended June 30,
                     ------------------------------------------       -------------------------------------------
                       2000               1999         % Change         2000               1999          % Change
                     --------           --------       --------       --------           --------        --------
                            (in thousands)                                   (in thousands)
Gross profit         $  10,462          $   7,696         36%         $  21,351          $  14,996          42%

Gross margin              15.5%              20.2%                         15.1%              21.3%

      Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased due to the Company's increased sales volume. Gross margin decreased in the second quarter of 2000 to 15.5% from 20.2% in the second quarter of 1999 and to 15.1% from 21.3% for the six months ended June 30, 2000 and June 30, 1999, respectively. The decrease in gross margin is due primarily to the increase in coupon promotions in the first six months of 2000 compared with the first six months of 1999. The Company views coupon offerings as an important customer acquisition tool and expects to continue to utilize these types of offerings in the future. The Company expects to be able to improve gross margin over the next twelve months by utilizing its distribution facility in Memphis and by decreasing over time, its reliance on more costly third party suppliers.

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

Marketing and Sales

                                      Three Months Ended June 30,                    Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                 2000             1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Marketing and sales             $31,574          $21,638         46%           $59,507          $39,983          49%

Percentage of net sales            46.8%            56.7%                         42.1%            56.7%

      Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling, fulfillment and editorial activities. All fulfillment costs, including the cost of operating and staffing distribution and customer service centers, are included in marketing and sales. Marketing and sales expenses increased primarily due to the increases in the Company's advertising and promotional expenditures and increased payroll and related costs associated with fulfilling customer demand. Marketing and sales expenses decreased as a percentage of net sales compared with 1999 due to the higher net sales and the Company's focus on improving the productivity of its marketing and advertising expenditures.

      B&N.com intends to continue pursuing its aggressive brand and marketing campaigns. B&N.com also anticipates its variable costs of fulfillment to increase based on anticipated sales growth but as a percentage of sales will decline. Fixed fulfillment costs were higher in the second quarter 2000 and are expected to continue to increase over the next six months as a result of the opening of two new distribution facilities in Memphis, Tennessee and Reno, Nevada. The Memphis facility began operation on May 1 with 380,000 square feet featuring the latest in direct-to-consumer automated fulfillment systems providing the Company with expanded capacity and improved efficiency. The Reno facility is expected to open later this year.

      Accounting standard setters are currently reviewing financial statements of internet companies in order to achieve a consensus with respect to the financial statement presentation of certain items. Included in this review is the current practice of including certain warehouse and fulfillment costs in marketing and sales expense instead of in cost of sales. No decisions have been reached and further discussion is expected.

Technology and Web Site Development

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Technology and web site
   development                  $9,593           $4,049          137%          $15,942          $7,568          111%

Percentage of net sales           14.2%            10.6%                          11.3%           10.7%

      Technology and Web site development expenses consist principally of payroll and related expenses for web page production and network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increase in technology and Web site development expenses was primarily attributable to increased staffing and associated costs related to the increased number of new initiatives executed over the first six months of 2000. During the second quarter of 2000, B&N.com introduced a new site design, and navigational and ordering improvements to further enhance the user experience. The introduction of Barnes & Noble University and BNTV also contributed to the increase in costs for the quarter.

      Technology and Web site development expenses are also a result of increased investments in systems and telecommunications infrastructure, including investments associated with the introduction of new product lines and the enhancement of existing product lines. Examples include the launching of the Video Store and the costs associated with the future launch of the eBook Superstore in the third quarter. Additional technology and Web site expenses were also required to support the higher sales volume. B&N.com believes that continued investment in technology and Web site development is critical to attaining its strategic objectives, but the pace with which new initiatives are implemented is not expected to equal that of the current quarter.

General and Administrative

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
General and
   administrative               $7,125           $3,985           79%          $12,401          $7,497           65%

Percentage of
   net sales                      10.6%            10.4%                           8.8%           10.6%

      General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses such as costs to process credit card transactions. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and professional fees related to B&N.com's growth and to support expanded online activities. Such expenses increased slightly as a percentage of net sales for the three months ended June 30, 2000 but have decreased as a percentage of net sales for the six months ended June 30, 2000 due to the significant increase in net sales and the effects of leveraging these expenses over a larger sales base. B&N.com expects general and administrative expenses to increase as B&N.com expands its staff and incurs additional costs related to the growth of its business; however, B&N.com expects general and administrative expenses as a percentage of sales to decrease for the balance of this fiscal year.

Depreciation and Amortization

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Depreciation and
    amortization                $8,425           $ 3,308         155%          $14,744          $ 6,466          128%

Percentage of
   net sales                      12.5%              8.7%                         10.4%             9.2%

      The increase in depreciation and amortization expenses was primarily attributable to fixed asset purchases of $49.0 million for the six months ended June 30, 2000 compared with fixed asset purchases of $13.4 million for the six months ended June 30, 1999. Depreciation expense will increase over the next twelve months due to fixed assets which will be placed in service to support the operations of the two new distribution centers and additional technology infrastructure.

Stock Based Compensation

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Stock based compensation        $(175)           $    --           --          $11,740           $   --

Percentage of net sales          (0.3)%          $    --                           8.3%              --

      Stock based compensation for the six months ended June 30, 2000 is primarily attributable to expenses incurred from a payment of $10,940,000 to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options. In addition, the Company repriced a portion of its options in February 2000. On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options which were originally granted at an average exercise price of $16.15 to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result, recorded a credit of $175,000 in the second quarter of 2000, representing the reversal of charges in the first quarter of 2000 due to the decrease in the Company's stock price below the new exercise price.

Equity in Net Loss of Equity Investments Including Related Amortization of Intangibles

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Equity in net
    loss of equity
    investments including
    related amortization
    of intangibles              $5,575           $    --           --          $10,782          $    --           --

Percentage of
   net sales                       8.3%          $    --                           7.6%              --

      Equity in net loss of equity investments including related amortization of intangibles consists of expenses from the Company's equity investments in Enews.com, the largest retailer of magazine subscriptions on the Internet and MightyWords, a leading provider of digital content. MightyWords content will be distributed through the Company's web site. This investment exemplifies the Company's commitment to the distribution of digital content.

Interest Income, Net

                                      Three Months Ended June 30,                     Six Months Ended June 30,
                                --------------------------------------         ---------------------------------------
                                  2000            1999        % Change          2000             1999         % Change
                                -------          -------      --------         -------          -------       --------
                                     (in thousands)                                (in thousands)
Interest income, net            $6,289           $ 3,330         89%           $14,196          $ 4,346          227%

Percentage of
   net sales                       9.3%              8.7%                         10.0%             6.2%

      An increase in net interest income reflects funds received from the Company's initial public offering in the second quarter of 1999 which are currently invested in various fixed income and money market investments.

Income Taxes

      The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

Liquidity and Capital Resources

      As of June 30, 2000, the Company's cash, cash equivalents and short-term marketable securities were $284.2 million, compared to $478.0 million on December 31, 1999. At June 30, 2000, the Company had $71.9 million in long-term marketable securities, compared to $71.9 million of long-term marketable securities at December 31, 1999. The Company completed the second quarter 2000 with a debt-free balance sheet and cash and liquid investments totaled $356.1 million. On May 25, 1999, the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the initial public offering were approximately $484.4 million net of commissions. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million.

      Net cash flows used in operating activities were $94.0 million for the six months ended June 30, 2000 and $46.0 million for the six months ended June 30, 1999. Cash used in the six months ended June 30, 2000, was primarily attributable to a net loss of $18.7 million and a corresponding decrease in minority interest of $70.9 million, a $17.3 million decrease in accounts payable and a decrease in accrued liabilities of $1.4 million. In addition, receivables increased $0.5 million, merchandise inventories increased $13.5 million and prepaid expenses and other current assets increased $2.3 million. This was partially offset by depreciation and amortization of $14.1 million, an increase in payables to affiliates of $3.5 million and non-cash acquisition, disposition and investment related costs of $12.9 million. Cash used for the six months ended June 30, 1999, was primarily attributable to a net loss of $8.4 million and a corresponding decrease in minority interest of $33.7 million, a decrease in payables to affiliates of $5.0 million and a decrease in accrued liabilities of $4.1 million. In addition, receivables increased $5.2 million and merchandise inventories increased $0.4 million. This was partially offset by depreciation and amortization of $5.5 million and an increase in accounts payable of $3.5 million. In addition, prepaid expenses and other current assets decreased $1.9 million.

      Net cash used in investing activities of $128.9 million for the six months ended June 30, 2000 was attributable to a $24.7 million increase in marketable securities, a $55.2 million increase in other non-current assets and purchases of fixed assets totaling $49.0 million. Net cash used in investing activities of $225.4 million for the six months ended June 30, 1999 was primarily attributable to a $262.5 million increase in marketable securities and purchases of fixed assets totaling $13.4 million. This was partially offset by a decrease in restricted cash of $50.4 million.

      Net cash flows from financing activities were $4.4 million for the six months ended June 30, 2000, attributable to proceeds from the exercise of stock options. Net cash flows from financing activities were $534.6 million for the six months ended June 30, 1999, primarily due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million.

      At June 30, 2000, the Company's principal sources of liquidity consisted of $28.9 million of cash and cash equivalents and $255.3 million of short-term marketable securities. Long term marketable securities totaled $71.9 million. Preparing two distribution centers for operation this year and continued technology infrastructure are expected to require continued capital expenditures. The Memphis distribution facility was operational effective May 1, 2000. The distribution centers are being established to enhance service and availability to customers and improve purchasing efficiencies by increasing percentage of orders filled internally. In addition, expenditures to stock inventories at both facilities will continue over the next six months. As of June 30, 2000, the Company's remaining principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. The Company anticipates a continued increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

      The Company believes that current cash and investments will be sufficient to meet its anticipated cash needs for at least 24 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short term investments in addition to cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.

Forward-Looking Statements

      This report may contain forward-looking statements regarding expectations of the Company and B&N.com. These statements are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company or B&N.com. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, the level and volatility of interest rates, changes in tax and other governmental rules and regulations applicable to the

Company or B&N.com and other factors, risks and uncertainties more specifically set forth in the Company's public filings with the Securities and Exchange Commission. The forward-looking statements herein speak only as of the date of this report. The Company and B&N.com expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement included in this report to reflect any changes in the Company's or B&N.com's expectations or any changes in events, conditions, or circumstances on which any such statement is based. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

      The Company invested in Enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, the Company has not recorded any such impairment losses. As of June 30, 2000 the Company had equity-method investments of $48.5 million. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

      No material developments have occurred with respect to previously reported legal proceedings.

Item 2: Changes in Securities and Use of Proceeds

      The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $255.3 million of such net proceeds in short-term marketable securities and $71.9 million in long-term marketable securities. The remainder of the funds have been used to purchase fixed assets and support the ongoing operations of B&N.com. Except as indicated in the Company's prospectus, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.

Item 3: Defaults upon Senior Securities

        None

Item 4: Submission of Matters to a Vote of Securities Holders

        None

Item 5: Other Information

        None

Item 6: Exhibits and Reports on Form 8-K

        (a) Exhibit 27     Financial Data Schedule

        (b) No report on 8-K was filed by registrant during the fiscal quarter for which this report is filed.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            barnesandnoble.com inc.
                                           (Registrant)


Date: August 14, 2000                       By: /s/ Marie J. Toulantis
                                                --------------------------------
                                                Marie J. Toulantis
                                                Chief Financial Officer