Form 10-Q
period 2000-09-30
BARNESANDNOBLE COM INC
filed 2000-11-14
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

\X\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (212) 414-6000
              (Registrant's Telephone Number, Including Area Code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of October 31, 2000 was 31,313,591, one and one, respectively.

                             barnesandnoble.com inc.

                               September 30, 2000

                               Index to Form 10-Q



                                                                                                  Page No.
                                                                                                  --------
PART I -      FINANCIAL INFORMATION

Item 1:       Financial Statements.........................................................              3

Item 2:       Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...............................................................             10

Item 3:       Quantitative and Qualitative Disclosure About Market Risk....................             17

PART II -     OTHER INFORMATION

Item 1:       Legal Proceedings............................................................             18

Item 2:       Changes in Securities and Use of Proceeds ...................................             18

Item 3:       Defaults upon Senior Securities..............................................             18

Item 4:       Submission of Matters to a Vote of Security Holders..........................             18

Item 5:       Other Information............................................................             19

Item 6:       Exhibits and Reports on Form 8-K.............................................             19

              Signatures...................................................................             20

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share data)
                                   (unaudited)


                                                      Three months ended              Nine months ended
                                                      ------------------              -----------------
                                                 September 30,   September 30,   September 30,   September 30,
                                                     2000            1999            2000          1999 (1)
                                                     ----            ----            ----          --------
Net sales (2)                                     $  74,073       $  46,999       $ 215,476       $ 117,494

Cost of sales                                        59,221          38,959         179,273          94,458
                                                  ---------       ---------       ---------       ---------

    Gross profit                                     14,852           8,040          36,203          23,036
                                                  ---------       ---------       ---------       ---------

Operating expenses:
    Marketing and sales (2)                          31,048          24,050          90,555          64,033
    Technology and web site
         development                                 10,723           5,251          26,665          12,819
    General and administrative                        5,598           4,749          17,999          12,246
    Depreciation and amortization                     9,236           3,780          23,980          10,246
    Stock based compensation                             --              --          11,740              --
    Equity in net loss of equity investments
         including related amortization
      of intangibles                                 11,090              --          21,872              --
                                                  ---------       ---------       ---------       ---------

         Total operating expenses                    67,695          37,830         192,811          99,344

Operating loss                                      (52,843)        (29,790)       (156,608)        (76,308)

Interest income, net                                  4,814           7,913          19,010          12,259
                                                  ---------       ---------       ---------       ---------
    Loss before minority interest                   (48,029)        (21,877)       (137,598)        (64,049)

Minority interest                                    37,769          17,502         108,624          51,104
                                                  ---------       ---------       ---------       ---------
     Net loss                                     $ (10,260)      $  (4,375)      $ (28,974)      $ (12,945)
                                                  =========       =========       =========       =========

Basic and diluted loss before minority
     interest per share                           $   (0.33)      $   (0.15)      $   (0.94)      $   (0.45)
Basic and diluted weighted average shares
     outstanding if converted (1)                   146,118         143,972         145,644         143,831

Basic and diluted net loss per common share       $   (0.33)      $   (0.15)      $   (0.94)      $   (0.45)
Basic and diluted weighted average common
    shares outstanding                               31,118          28,802          30,644          28,772

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

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)

                                                                             September 30,    December 31,
                                                                                 2000            1999
                                                                                 ----            ----
ASSETS                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                                  $  24,052       $ 247,403
    Marketable securities                                                        190,373         230,644
    Receivables, net                                                              17,738          15,520
    Merchandise inventories                                                       39,507           3,886
    Prepaid expenses and other current assets                                     15,696           8,161
                                                                               ---------       ---------
      Total current assets                                                       287,366         505,614
                                                                               ---------       ---------

Fixed assets, net                                                                147,977          97,854
Long term marketable securities                                                   71,852          71,852
Other non-current assets                                                          48,121           4,198
                                                                               ---------       ---------

    Total assets                                                               $ 555,316       $ 679,518
                                                                               =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                          $   1,642       $  19,204
     Accrued liabilities                                                          48,242          39,627
     Due to affiliate                                                             20,907          17,109
                                                                               ---------       ---------
         Total current liabilities                                                70,791          75,940
                                                                               ---------       ---------

Minority interest                                                                384,514         482,896

Stockholders' equity:
         Preferred Stock: $0.001 par value; 50,000,000 shares authorized;
                none issued and outstanding                                           __              __
         Common Stock Class A; $0.001 par value; 750,000,000 shares authorized; 31,268,591 and 29,347,067 shares issued and
             outstanding, respectively                                                31              29
         Common Stock Class B; $0.001 par value; 1,000 shares authorized;
                1 and 1 shares issued and outstanding, respectively                   __              __
         Common Stock Class C; $0.001 par value; 1,000 shares authorized;
                1 and 1 shares issued and outstanding, respectively                   __              __
         Paid-in capital                                                         142,753         134,452
         Accumulated deficit                                                     (42,773)        (13,799)(1)
                                                                               ---------       ---------
                  Total stockholders' equity                                     100,011         120,682
                                                                               ---------       ---------
       Commitments and contingencies
                  Total liabilities and stockholders' equity                   $ 555,316       $ 679,518
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

                                                                             Nine months ended
                                                                             -----------------
                                                                        September 30,   September 30,
                                                                            2000          1999 (1)
                                                                            ----          --------
Cash flows from operating activities:
    Net loss                                                             $ (28,974)      $ (12,945)
    Adjustments to reconcile net loss to net cash flows from
       operating activities:
          Depreciation and amortization                                     23,980          10,246
          Non-cash acquisition, disposition and investment
              related costs                                                 12,857              __
          Increase in receivables, net                                      (2,218)         (8,747)
          Increase in merchandise inventories                              (35,621)         (2,128)
          Decrease (increase) in prepaid expenses and other current
              assets                                                        (7,535)          2,318
          Increase (decrease) in accounts payable                          (17,562)          4,467
          Increase in due to affiliate                                       3,798           5,343
          Increase (decrease) in accrued liabilities                         8,615          (1,528)
          Minority interest in loss                                       (108,624)        (51,104)
                                                                         ---------       ---------
             Net cash flows used in operating activities                  (151,284)        (54,078)
                                                                         ---------       ---------


Cash flows from investing activities:
            Purchases of fixed assets                                      (73,141)        (31,957)
            Decrease (increase) in marketable securities                    40,271        (291,383)
            Decrease in restricted cash                                         __          50,393
            Increase in other non-current assets                           (44,888)        (35,668)
                                                                         ---------       ---------

              Net cash flows used in investing activities                  (77,758)       (308,615)
                                                                         ---------       ---------

Cash flows from financing activities:
            Proceeds from initial public offering                               __         484,382
            Capital contributions from members                                  __          50,000
            Proceeds from exercise of stock options                          5,691           1,360
                                                                         ---------       ---------
              Net cash flows from financing activities                       5,691         535,742
                                                                         ---------       ---------

Net change in cash and cash equivalents                                   (223,351)        173,049

Cash and cash equivalents at beginning of period                           247,403          96,940
                                                                         ---------       ---------


Cash and cash equivalents at end of period                               $  24,052       $ 269,989
                                                                         =========       =========

     (1) Represents pro forma results as if the shares issued in the initial public offering of barnesandnoble.com inc. and the acquisition of the interest in barnesandnoble.com llc were completed as of the beginning of the earliest date presented.

See accompanying notes to financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the nine months ended September 30, 2000 and
                               September 30, 1999
                (in thousands of dollars, except per share data)
                                   (unaudited)

         The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the "Company") and barnesandnoble.com llc ("B&N.com").

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


1.       ORGANIZATION


         The Company is a holding company whose sole asset is a 21.3% equity interest in B&N.com, an online retailer of knowledge, information, education and entertainment related products, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 39.35% equity interest (equivalent to an aggregate sum of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss of B&N.com for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities as manager of B&N.com.


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


3.       INVESTMENTS


         The Company invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered marketable
                            barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the nine months ended September 30, 2000 and September 30, 1999
                (in thousands of dollars, except per share data)
                                  (unaudited)

securities. The Company classifies investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         At September 30, 2000, investments in marketable securities consisted primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at September 30, 2000 were not material.


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

         The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. As of September 30, 2000 there is no Preferred Stock issued or outstanding.


5.            RECENT ACCOUNTING PRONOUNCEMENTS


         In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on which types of Web development costs should be capitalized or expensed. The consensus is effective for Web site development costs incurred for the fiscal quarters beginning after June 30, 2000. The adoption of this consensus has not had a material impact on the Company's financial position or results of operations.

         In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Based Compensation ("FIN 44")." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions
                            barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the nine months ended September 30, 2000 and September 30, 1999
                (in thousands of dollars, except per share data)
                                  (unaudited)

in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. On March 1, 2000 the Company repriced approximately 5 million stock options and elected early adoption of FIN 44.

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

         In July 2000, the EITF reached a consensus on EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue, based on (a) the gross amount billed to a customer when the Company has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) when the Company has earned a commission or fee. The consensus should be applied by SEC registrants no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The adoption of this consensus, which is consistent with the Company's accounting policies, has not had a material impact on its financial position or results of operations.

         In September 2000, the EITF reached a final consensus on EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed in footnote format. It also determined that if such shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement in which they are included. Net sales reported by the Company include revenue generated from outbound shipping and handling charges. Costs related to inbound and outbound shipping are classified as cost of sales. Fulfillment costs include distribution and customer service center expenses for activities such as receiving of goods, picking of goods for shipment and assembly for shipment. Fulfillment costs are included in marketing and sales. For the nine months ended September 30, 2000 and September 30, 1999, fulfillment costs of $33,822 and $17,444, respectively, were included in marketing and sales.

                            barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      For the nine months ended September 30, 2000 and September 30, 1999
                (in thousands of dollars, except per share data)
                                  (unaudited)

6.    INVESTMENTS IN EQUITY METHOD INVESTEES


         The Company has made certain investments in business entities accounted for under the equity method of accounting. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence on such entity regarding operating and financial policies. An investment of 20% or more of the voting stock typically denotes such influence, in the absence of other evidence to the contrary.

         In January 2000, B&N.com acquired a 32% common stock interest in Enews.com ("Enews"), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire an additional 8% of common stock to expand its presence in the growing on-line magazine subscription market. The purchase price was $26,428 in cash and stock valued at $12,857. The Company has accounted for this acquisition using the equity method of accounting. Pro forma results of operations of Enews for the third quarter 1999 and the nine months ending September 30, 1999 have not been included in the statement of operations as they would not have had a material effect on the overall results of operations of the Company.

         In June 2000, B&N.com invested $20,000 in cash for a 25% equity stake in MightyWords Inc. ("MightyWords"), a leading provider of digital content. The Company has accounted for this acquisition using the equity method of accounting. Pro forma results of operations of MightyWords for the third quarter 1999 have not been included as they would not have had a material effect on the overall results of operations of the Company.


7.    SUBSEQUENT EVENTS


         In September 2000, B&N.com announced an agreement to acquire Fatbrain.com Inc. ("Fatbrain"), the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace, for $64,000 in a combination of 25 percent cash and 75 percent stock. The transaction, which is subject to shareholder approval, has received the Hart Scott Rodino clearance, and the shareholders of both companies will vote on the merger on November 16, 2000. Assuming a favorable vote from shareholders of both companies, B&N.com anticipates the transaction will close on or around November 17, 2000.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a holding company whose sole asset is its 21.3 % equity interest in B&N.com and whose sole business is currently acting as sole manager of B&N.com. Since launching its online business in May 1997, B&N.com has become one of the world's largest Web sites. Focused largely on the sale of books, music, video, software, magazines, prints, posters and related products, B&N.com has capitalized on the recognized brand value of the Barnes & Noble name to become one of the largest, and fastest growing, online distributors of books. B&N.com's Web site has been rated No.1 by Forbes.com as the best bookselling site on the Internet two years running. B&N.com's Music Store was named Forbes.com's favorite online music site. The Forbes Favorite award is in recognition of the Music Store's substantial content, smart organization and extensive search capabilities.

         Customers can choose from millions of new and out-of-print book titles and enjoy a variety of related content such as author chats, book synopses and reader reviews. B&N.com's Web site also offers for sale thousands of bargain books discounted up to 91 percent, the most popular software, video, magazine titles and gift items for every occasion. Unique products and services include a Prints & Posters Gallery and a free eCard service. In July 2000, the Company launched its Video Store, featuring tens of thousands of movie titles available in both DVD and VHS formats. Other new initiatives include the launch of Barnes & Noble University, a free online education resource offering learning courses to B&N.com's millions of customers through its Web site. The introduction of Barnes & Noble Television ("BNTV"), an innovative programming concept for books on the Web is broadcast over the Internet, combining video and contextual content with e-commerce capability. B&N.com also recently launched a "publish your book" service designed to appeal to established authors and aspiring writers. This service is consistent with B&N.com's strategy of being the leading portal for the sale, marketing and distribution of content.

         In August 2000, B&N.com opened its eBookStore, featuring Microsoft Reader technology for desktop PCs and laptop computers. The eBookStore is the first online retail bookstore to offer eBooks for the Microsoft Reader, and features works from more than 30 publishers including exclusive offerings from famous authors. With the addition of Microsoft Reader to the eBookStore, B&N.com is the only major e-commerce retailer to support three formats of eBooks:
Microsoft Reader, Rocket eBook and Adobe/Glassbook. In all, the eBookStore offers thousands of titles in these three formats.

         In September 2000, B&N.com, Barnes & Noble Inc. ("Barnes & Noble") and Yahoo! Inc. ("Yahoo") announced a marketing relationship that leverages the online and offline resources of the three companies. B&N.com is the premier bookseller featured throughout the Yahoo directory and a featured merchant on Yahoo Shopping. The Yahoo site features B&N.com graphic links on every search results page in the Yahoo directory and book category pages in the Yahoo directory. The in-store retail component of the agreement teams Barnes & Noble and Yahoo with Spinway Inc. to offer a free co-branded Internet service for Barnes & Noble retail customers. The service, which launched in mid-October, is promoted extensively in Barnes & Noble stores and includes the distribution of millions of ISP CDs to facilitate registrations. Subsequent to quarter end, Barnes & Noble and B&N.com announced plans for extensive integration of retail stores and the Web, including Internet Service Counters powered by B&N.com enabling store customers to order any book or other product through B&N.com's Web site and a membership loyalty program called "Reader's Advantage", offering additional discounts and benefits in Barnes & Noble stores and at B&N.com for a $25 annual membership fee.

         In September 2000, the Company announced an agreement to acquire Fatbrain.com Inc. ("Fatbrain"), the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace for $64 million in a combination of 75 percent stock and 25 percent cash. The Company has received all regulatory approvals for the Fatbrain acquisition and awaits shareholder approval from a vote scheduled for November 16, 2000. Assuming a favorable vote from the shareholders of both companies, the Company anticipates the transaction will close on or about November 16, 2000.

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


Results of Operations


Net Sales

                       Three Months Ended September 30,                   Nine Months Ended September 30,
                  -----------------------------------------         --------------------------------------------
                  2000             1999            % Change         2000               1999             % Change
                  ----             ----            --------         ----               ----             --------
                      (in thousands)                                     (in thousands)
Net sales       $74,073          $46,999              58%          $215,476           $117,494             83%

         Net sales include the sale of books, music, video, software, prints & posters and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in items sold due to growth in traffic to the Web site as well as the number of new products and services introduced over the preceding twelve months supported by enhancements made to the Web site. These factors contributed to the growth of the Company's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 760,000 customers during the third quarter of 2000, raising the cumulative customer count to more than 6.3 million as of September 30, 2000, an increase of over 14 percent from the end of the second quarter of 2000. Cumulative repeat customer orders reached 71 percent as of the end of the third quarter of 2000, a significant increase from 63 percent as of the end of September 1999.


Gross Profit

                       Three Months Ended September 30,                   Nine Months Ended September 30,
                  -----------------------------------------         ----------------------------------------
                  2000             1999            % Change         2000           1999             % Change
                  ----             ----            --------         ----           ----             --------
                      (in thousands)                                     (in thousands)
Gross profit    $14,852          $8,040               85%          $36,203        $23,036                57%

Gross margin       20.1%           17.1%                              16.8%         19.6%

         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased due to increased sales volume as well as a greater percentage of sales filled in-house from the opening of the Company's state-of-the-art distribution center in Memphis, Tennessee. With the opening of B&N.com's distribution center and access to Barnes & Noble's distribution facility containing more than 800,000 in-stock titles, B&N.com has the largest standing inventory of any online bookseller ready for immediate delivery. More than 50,000 publishers, including thousands of small and independent presses, university publishers and privately placed books are represented. Gross margin increased in the third quarter of 2000 to 20.1% from 15.5% in the second quarter of 2000. The quarter-to-quarter increase in gross margin is due to increased direct buying and less promotional discounts in the quarter. Gross margin decreased to 16.8% from 19.6% for the nine months ended September 30, 2000 and September 30, 1999, respectively. The decrease in gross margin is due primarily to the increase in coupon promotions in the first nine months of 2000.


Marketing and Sales

                       Three Months Ended September 30,                   Nine Months Ended September 30,
                  -----------------------------------------         ----------------------------------------
                  2000             1999            % Change         2000           1999             % Change
                  ----             ----            --------         ----           ----             --------
                      (in thousands)                                     (in thousands)
Marketing and
   sales        $31,048          $24,050                29%        $90,555        $64,033              41%

Percentage of
   net sales       41.9%            51.2%                             42.0%          54.5%

         Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling, fulfillment and editorial activities. Marketing and sales expenses increased primarily due to the increases in variable fixed costs associated with the costs of operating both the existing and recently opened fulfillment centers and increases in advertising and promotional expenditures. Marketing and sales expenses decreased as a percentage of net sales compared with 1999 due to higher net sales and the Company's leveraging of marketing spending. All fulfillment costs, including the cost of operating and staffing distribution and customer service centers, are included in marketing and sales. For the third quarter of 2000, fulfillment expenses were $13.1 million, a 67% increase over $7.8 million in 1999. For the nine months ended September 30, 2000, fulfillment expenses were $33.8 million compared with $17.4 million in 1999. For the third quarter of 2000, marketing expenses were $15.4 million, a 9% increase over $14.2 million in 1999. For the nine months ended September 30, 2000, marketing expenses were $49.2 million compared with $42.0 million in 1999. Based on 760,000 new customers acquired during the third quarter of 2000, the customer acquisition cost in the third quarter of 2000 was $0.02 million, compared with $0.03 million in the second quarter of 2000 and $0.02 million in the third quarter of 1999.


Technology and Web Site Development

                         Three Months Ended September 30,                   Nine Months Ended September 30,
                     -----------------------------------------         ----------------------------------------
                     2000             1999            % Change         2000           1999             % Change
                     ----             ----            --------         ----           ----             --------
                         (in thousands)                                     (in thousands)
Technology
   and web site
   development     $10,723          $5,251               104%         $26,665        $12,819              108%

Percentage of
   net sales          14.5%           11.2%                              12.4%          10.9%

         Technology and Web site development expenses consist principally of payroll and related expenses for web page production and network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increase in technology and Web site development expenses was primarily attributable to increased staffing and integration costs related to the increased number of new initiatives executed over the first nine months of 2000.

         Technology and Web site development expenses are also a result of increased investments in systems and telecommunications infrastructure, including investments associated with the introduction of new product lines and the enhancement of existing product lines. Additional technology and Web site expenses were also required to support the higher sales volume.


General and Administrative

                            Three Months Ended September 30,                   Nine Months Ended September 30,
                        -----------------------------------------         ----------------------------------------
                        2000             1999            % Change         2000           1999             % Change
                        ----             ----            --------         ----           ----             --------
                            (in thousands)                                     (in thousands)
General and
   administrative     $5,598           $4,749               18%          $17,999        $12,246              47%

Percentage of
   net sales             7.6%            10.1%                               8.4%          10.4%

         General and administrative expenses consist of payroll and related expenses for finance and administrative personnel, recruiting, professional fees and other general corporate expenses such as costs to process credit card transactions. The increase in general and administrative expenses was primarily a result of increased salaries and related expenses associated with the hiring of additional personnel and professional fees related to B&N.com's growth and to support expanded online activities. General and administrative expenses decreased as a percentage of net sales compared with 1999 due to higher net sales and the Company's focus on leveraging general and administrative expenses.


Depreciation and Amortization

                             Three Months Ended September 30,                  Nine Months Ended September 30,
                        -----------------------------------------         ----------------------------------------
                        2000             1999            % Change         2000           1999             % Change
                        ----             ----            --------         ----           ----             --------
                            (in thousands)                                     (in thousands)
Depreciation and
    amortization      $9,236           $3,780              144%          $23,980        $10,246              134%

Percentage of
   net sales            12.5%             8.0%                              11.1%           8.7%

         The increase in depreciation and amortization expenses was primarily attributable to fixed asset purchases of $73 million for the nine months ended September 30, 2000 compared with fixed asset purchases of $32 million for the nine months ended September 30, 1999. Depreciation expense will increase over the next twelve months due to fixed assets and additional technology infrastructure which have been placed in service to support the operations of the two new distribution centers.

Stock Based Compensation

                            Three Months Ended September 30,                   Nine Months Ended September 30,
                        -----------------------------------------         ----------------------------------------
                        2000             1999            % Change         2000           1999             % Change
                        ----             ----            --------         ----           ----             --------
                            (in thousands)                                     (in thousands)
Stock based
   compensation       $   --           $   --                --          $11,740        $   --                --

Percentage of
   net sales              --               --                                5.4%           --


         Stock based compensation for the nine months ended September 30, 2000 is primarily attributable to expenses incurred from a payment of $10,940,000 to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options. In addition, the Company repriced a portion of its options in February 2000. On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.


Equity in Net Loss of Equity Investments Including Related Amortization of Intangibles

                                    Three Months Ended September 30,                   Nine Months Ended September 30,
                                -----------------------------------------         ----------------------------------------
                                2000             1999            % Change         2000           1999             % Change
                                ----             ----            --------         ----           ----             --------
                                    (in thousands)                                     (in thousands)
Equity in net
    loss of equity
    investments including
    related amortization
    of intangibles            $11,090          $   --               --           $21,872        $   --               --

Percentage of
   net sales                     15.0%             --                               10.2%           --


         Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in Enews.com, the largest retailer of magazine subscriptions on the Internet and MightyWords, a leading provider of digital content. MightyWords content will be distributed through the Company's web site and exemplifies the Company's commitment to the distribution of digital content.

Interest Income, Net

                                    Three Months Ended September 30,                   Nine Months Ended September 30,
                               ------------------------------------------         ----------------------------------------
                                2000             1999            % Change         2000           1999             % Change
                                ----             ----            --------         ----           ----             --------
                                    (in thousands)                                     (in thousands)
Interest income, net          $4,814           $7,913              (39)%         $19,010        $12,259              55%

Percentage of
  net sales                      6.5%            16.8%                               8.8%          10.4%


         Interest income decreased in the third quarter of 2000 compared to the third quarter of 1999. The decrease relates to the use of proceeds from the Company's initial public offering in the second quarter of 1999 which are currently invested in marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.


Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.


Liquidity and Capital Resources

         As of September 30, 2000, the Company's cash, cash equivalents and short-term marketable securities were $214.4 million, compared to $478.0 million on December 31, 1999. At September 30, 2000, the Company had $71.9 million in long-term marketable securities, compared to $71.9 million of long-term marketable securities at December 31, 1999. The Company completed the third quarter 2000 with a debt-free balance sheet and cash and liquid investments totaling $286.3 million.

         Net cash flows used in operating activities were $151.3 million for the nine months ended September 30, 2000 and $55.2 million for the nine months ended September 30, 1999. Cash used in the nine months ended September 30, 2000, was primarily attributable to a net loss of $29.0 million, a corresponding decrease in minority interest of $108.6 million and a $35.6 million increase in merchandise inventories. In addition, receivables increased $2.2 million, accounts payable decreased $17.6 million and prepaid expenses and other current assets increased $7.5 million. This was partially offset by depreciation and amortization of $24.0 million, an increase in payables to affiliates of $3.8 million, an increase in accrued liabilities of $8.6 million and non-cash acquisition, disposition and investment related costs of $12.9 million. Cash used for the nine months ended September 30, 1999, was primarily attributable to a net loss of $12.9 million, a corresponding decrease in minority interest of $51.1 million and an $8.7 million increase in receivables. In addition, accrued liabilities decreased $1.5 million and merchandise inventories increased $2.1 million. This was partially offset by depreciation and amortization of $10.2 million, an increase in accounts payable of $4.5 million and an increase in payables to affiliates of $5.3 million. In addition, prepaid expenses and other current assets decreased $2.3 million.

         Net cash used in investing activities of $77.8 million for the nine months ended September 30, 2000 was attributable to the purchases of fixed assets totaling $73.1 million and a $44.9 million increase in other non-current assets due to an increase in investments. This was partially offset by a decrease in marketable securities of $40.3 million. Net cash used in investing activities of $307.5 million for the nine months ended September 30, 1999 was primarily attributable to a $291.4 million increase in marketable securities, purchases of fixed assets totaling $32.0 million and a $35.7 million increase in other non-current assets due to an increase in investments. This was partially offset by a decrease in restricted cash of $50.4 million.

         Net cash flows from financing activities were $5.7 million for the nine months ended September 30, 2000, attributable to proceeds from the exercise of stock options. Net cash flows from financing activities were $535.7 million for the nine months ended September 30, 1999, primarily due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million.

         At September 30, 2000, the Company's principal sources of liquidity consisted of $24.1 million of cash and cash equivalents and $190.4 million of short-term marketable securities. Long term marketable securities totaled $71.9 million. As of September 30, 2000, the Company's remaining principal commitments consisted of obligations outstanding under operating leases and commitments for advertising, marketing and promotion arrangements. The Company anticipates a continued increase in its capital expenditures consistent with anticipated growth in operations, infrastructure and personnel.

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


Forward-Looking Statements

         This report may contain forward-looking statements regarding expectations of the Company and B&N.com. These statements are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company or B&N.com. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, the level and volatility of interest rates, changes in tax and other governmental rules and regulations applicable to the Company or B&N.com, the successful integration of acquired businesses and other factors, risks and uncertainties more specifically set forth in the Company's public filings with the Securities and Exchange Commission. The forward-looking statements herein speak only as of the date of this report. The Company and B&N.com expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement included in this report to reflect any changes in the Company's or B&N.com's expectations or any changes in events, conditions, or circumstances on which any such statement is based. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein.

Item 3:           Quantitative and Qualitative Disclosure about Market Risk


         The Company invested in Enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest of the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. To date, the Company has not recorded any such impairment losses. As of September 30, 2000 the Company had equity-method investments of $37.4 million. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

                           PART II - OTHER INFORMATION


Item 1:           Legal Proceedings

            No material developments have occurred with respect to previously reported legal proceedings.


Item 2:           Changes in Securities and Use of Proceeds

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $190.4 million of such net proceeds in short-term marketable securities and $71.9 million in long-term marketable securities. The remainder of the funds have been used to purchase fixed assets and support the ongoing operations of B&N.com. Except as indicated in the Company's prospectus, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.


Item 3:           Defaults upon Senior Securities
                  None


Item 4:           Submission of Matters to a Vote of Securities Holders

         The Company's annual meeting of stockholders was held on July 19, 2000.

         The following nominees were elected as Directors, each to serve until the 2003 Annual Meeting of Stockholders and until their respective successors are duly elected, by the vote set forth below:

                       Nominee                        For                    Withheld
                  -----------------              -------------               --------
                  William F. Reilly              1,178,018,192                456,380
                  Michael N. Rosen                 575,000,010                      -
                  Markus Wilhelm                   575,000,010                      -

               The ratification of the appointment of BDO Seidman, LLP as independent certified public accountants for the Company's fiscal year ending December 31, 2000.

                       For                    Against           Abstain
                  -------------               -------           -------
                  1,178,112,236               305,657            56,679

Item 5:           Other Information
                  None


Item 6:           Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit No.       Description
2.1               Agreement and Plan of Merger, dated as of September 13, 2000, between barnesandnoble.com inc. and Fatbrain.com, Inc.
                  (Incorporated herein by reference to Exhibit 2.1 in the
                  Company's Current Report on Form 8-K dated September 26,
                  2000.)

2.2 Stockholder Agreement, dated as of September 13, 2000, by and among barnesandnoble.com, inc. and to the holders of Fatbrain.com, Inc. Common Stock parties thereto. (Incorporated herein by reference to Exhibit 2.1 in the Company's Current
                  Report on Form 8-K dated September 26, 2000.)

27.1              Financial Data Schedule


(b)    Reports on Form 8-K

                  On September 26, 2000, the Company filed a Form 8-K announcing an agreement to acquire Fatbrain.com Inc., the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace.

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


Date:  November 14, 2000                    By: /s/  Marie J. Toulantis
                                                --------------------------------
                                                         Marie J. Toulantis
                                                         Chief Financial Officer