Form 10-K405
period 2000-12-31
BARNESANDNOBLE COM INC
filed 2001-04-02
CIK 1069665

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                CLASS A COMMON STOCK, $.001 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 16, 2001 as reported on the NASDAQ National Market System, was approximately $64,426,854.

     Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of March 16, 2001 was 47,945,566, one and one, respectively.
                        This document contains 75 pages.

                     Exhibit index located on pages 45-48.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE:
                                                                        -----
PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   11
Item 3.   Legal Proceedings...........................................   13
Item 4.   Submission of Matters to a Vote of Security Holders.........   13
PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   13
Item 6.   Selected Financial Data.....................................   15
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   17
Item 7a.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   25
Item 8.   Financial Statements and Supplementary Data.................   25
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Disclosure............................................   25
PART III
Item 10.  Directors and Executive Officers of the Registrant..........   25
Item 11.  Executive Compensation......................................   28
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   36
Item 13.  Certain Relationships and Related Transactions..............   38
PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................   39

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

     On March 10, 1999, barnesandnoble.com inc. (the "Company") was established as a new Delaware subsidiary wholly-owned by Barnes & Noble. Prior to the effective date of the Registration Statement filed in connection with the Company's Initial Public Offering (the "Offering") the Company filed an Amended Charter, which, among other things, reclassified its outstanding Common Stock to one share of Class B Common Stock. The Company then issued one share of Class C Common Stock constituting a 50.0% interest in the Company to a wholly owned subsidiary of Bertelsmann. The foregoing transactions in this paragraph are collectively referred to as the "Recapitalization." Following the Recapitalization, Barnes & Noble and Bertelsmann each had a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

     In connection with the Offering, the Company issued 28,750,000 shares of Class A Common Stock to the public and immediately thereafter contributed the proceeds to B&N.com in exchange for 28,750,000 Membership Units in B&N.com. Immediately following the Offering, Barnes & Noble and Bertelsmann each owned an approximate 40.0% interest in B&N.com, with the remaining 20.0% interest owned by the Company. The Company's Class B Common Stock and Class C Common Stock (collectively, "High Vote Stock") are convertible into shares of Class A Common Stock at any time by the holder thereof on a one-for-one basis. The holders of Class A Common Stock and High Vote Stock generally have identical rights, except that each holder of Class A Common Stock is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. As a result of their ownership of High Vote Stock, as of December 31, 2000, Barnes & Noble and Bertelsmann each beneficially controlled 48.0% of the voting power (96.0% in the aggregate) of the Company's voting stock. The Company's sole business is to act as the sole Manager of B&N.com. As sole Manager of B&N.com, the Company controls all of the affairs of B&N.com. Barnes & Noble and Bertelsmann, as a result of their ownership of the High Vote Stock and Membership Units, together control both the Company and B&N.com.

     In November 2000, the Company acquired (through merger) Fatbrain.com, Inc. ("Fatbrain"), the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace. Fatbrain is operated as Fatbrain, LLC, a wholly owned subsidiary of B&N.com. Each share of Fatbrain common stock was exchanged for $1.0625 and .8577 shares of the Company's Class A Common Stock. As a result of this merger, a total of 12,473,887 shares of the Company were issued to Fatbrain shareholders. The total value of this acquisition was approximately $62 million. As a result of this merger, and as of December 31, 2000, the Company owned an approximate 27.6% interest in B&N.com and Barnes & Noble and Bertelsmann each owned an approximate 36.2% interest in B&N.com.

     B&N.com is focused on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its online store in March 1997, B&N.com has attracted more than 7.9 million customers in 228 countries. In addition to books, the B&N.com Web site, www.bn.com, offers music, DVD/ video, magazines and related products. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. It also offers the most comprehensive online selection of college textbooks, in addition to eBooks. B&N.com offers its customers fast delivery, easy and secure ordering, rich editorial content and community experience.

     According to Media Metrix, in January 2001, B&N.com's Web site was the fourth-most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Co-marketing agreements with major Web portals and content sites have extended B&N.com's brand and increased consumer exposure to its site. B&N.com has also established a network of remote storefronts across the Internet by creating direct links with more than 475,000 affiliate Web sites.

     Fatbrain's Web-based services reach more than 3.5 million employee desktops at nearly 350 Fortune 1000 companies worldwide. There are more than 500 individual Fatbrain co-branded corporate online bookstores and information resource centers, most of which are accessed using the sponsoring organizations corporate intranets.

     During 2000, B&N.com introduced many major enhancements to its site. In June, B&N.com opened registration for Barnes & Noble Online University ("B&N University"), a free online education resource offering courses through B&N.com's Web site. The broad-based curriculum covers a range of subjects, from gardening and classical music to Shakespeare and organizing stock portfolios. Each course includes recommended study material, including books and other products available for purchase through the B&N.com Web site. B&N University is not an accredited institution, its courses are not transferable to accredited academic institutions, and it does not issue diplomas or degrees. In July B&N.com introduced its Video Store, featuring tens of thousands of movie titles available in both DVD and VHS formats. The store features more than 65,000 cast and crew filmographies, movie reviews and ratings, as well as editorial recommendations on the best and most significant movies. In August, B&N.com opened its eBookStore, featuring Microsoft Reader(TM) technology for desktop PCs and laptop computers. The eBookStore is the first online retail bookstore to offer eBooks for the Microsoft Reader, and features titles from more than 30 publishers. In September, B&N.com became the premier bookseller featured throughout the Yahoo! Inc. ("Yahoo!") directory and is a featured merchant on Yahoo! Shopping.

     The Company believes that B&N.com's relationships with Barnes & Noble, the nation's largest bookseller, and Bertelsmann, one of the world's largest media companies, provide B&N.com with meaningful advantages relative to other online retailers in its category, including:

     - The superior brand recognition of the Barnes & Noble trade name, which is a strong motivating factor in attracting customers;

     - The use of Barnes & Noble's distribution center as its primary product supplier, which enables B&N.com to offer more than 880,000 in-stock book titles for fast delivery, representing the largest standing inventory of any online bookseller;

     - The enterprise value of Barnes & Noble and Bertelsmann, including Barnes & Noble's network of more than 1,000 retail bookstores nationwide and Bertelsmann's stature as one of the largest integrated media companies in the world, which provides significant advantages in attracting strategic partnerships;

     - The ability to conduct cross-marketing, co-promotion and customer acquisition programs with Bertelsmann's U.S. book clubs, which provide B&N.com with: (i) access to millions of established book buyers; (ii) the opportunity to directly promote its online store to this large audience of proven buyers; and (iii) a potential new stream of customers that it will be able to acquire at a significantly lower acquisition cost as compared with customers acquired through other marketing channels;

     - The potential ability to directly link and cross-promote B&N.com's online stores with the online stores operated by Bertelsmann's Books Online ("BOL") in countries including the United Kingdom, Germany, France, the Netherlands, Italy, Spain, Norway, Sweden, Japan and China, which will enable B&N.com to more rapidly acquire new streams of international customers, as well as to offer its existing customer base access to a large selection of foreign language books, which the Company believes will help B&N.com further strengthen customer loyalty and repeat business;

     - Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble and Bertelsmann; and

     - Participation in Barnes & Noble's membership loyalty program, Readers' Advantage, which offers discounts and other benefits to members. For a $25 annual membership fee, participating customers receive 10% additional discounts at Barnes & Noble stores and 5% additional discounts at B&N.com. Customer sign-up benefits include a one-year subscription to BOOK(R) magazine and a free canvas tote bag. The program benefits also include invitations to members-only events.

INDUSTRY BACKGROUND

     E-COMMERCE. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the September 2000 Forrester Research North America online shopping report, online shopping for 2000 was estimated at $44.8 billion, and is expected to reach $155.8 billion in the year 2003. In Jupiter Communication's April 2000 population model, the total number of U.S. households online by the end of 2000 was expected to be 53 million, which represents approximately 51% of U.S households, and is expected to reach 80 million by 2005 representing approximately 74% of U.S. households. According to Jupiter research, approximately 245 million households worldwide will be online by 2005.

     THE BOOK INDUSTRY. The size of the U.S. consumer book market, according to Veronis Suhler & Associates, an investment banking firm specializing in, among other things, the publishing industry, was $17.4 billion in 1999, and is expected to grow to $21.5 billion by 2004. According to the National Association of College Stores, Inc., the college textbook market in 1999 was $5 billion and is expected to grow to $6.3 billion by 2004.

     ONLINE SHOPPING FORECAST. Industry analysts, including Forrester Research and Jupiter Communications, forecast continued and accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of B&N.com's primary focus, namely books and complementary information-based products such as music and, DVD/video, industry analysts forecast a large and rapidly growing market for online sales. Forrester Research estimates that North American online sales of books will grow to nearly $6.9 billion by 2005. In addition, Forrester Research estimates online sales in 2005 for music and video to be $8.0 billion and $6.7 billion, respectively.

     PRODUCTS THAT ARE WELL SUITED FOR E-COMMERCE. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search engines and personalized services enables users to find books and music, for example, with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, review and recommendations, and in the case of music, downloadable sound samples, make for a more-educated and entertaining purchasing decision. Additionally, the Company believes that new technology, such as portable electronic books and print-on-demand publishing, will greatly add to the range of content that an online retailer can offer.

BUSINESS STRATEGY

     B&N.com has aggressively pursued its strategy to be an e-commerce leader in the sale of a range of knowledge, information, education and entertainment related products. While the principal focus of B&N.com is online bookselling, it continues to seek opportunities that expand its product offering to complementary information, entertainment and intellectual property-based products. It is B&N.com's goal to be recognized as the most innovative and customer-focused of e-commerce merchants, making online purchasing a simple, personal and gratifying experience that results in the highest levels of customer loyalty. B&N.com has made significant investments to provide the highest possible levels of value and service, which it believes are reflected in the completeness of its product selection, the ease-of-use of its Web site, the price of its products and the speed of delivery it can offer its customers.

     Central to achieving these, B&N.com's operating goals are to increase its customers and revenue base by:

          CONTINUALLY ENHANCING THE USER EXPERIENCE. B&N.com is committed to making every aspect of browsing and shopping in its Web site an easy and intuitive experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site's performance metrics are competitive, especially with regard to page download times and the speed of all search functions. B&N.com also strives to make the ordering and checkout process easy, intuitive, fast and secure.

          RICH EDITORIAL CONTENT. B&N.com strives to provide its users with the most accurate and authoritative online database about books and authors. B&N.com's online database includes editorial content such as synopses, book reviews, author biographies and user reviews on more than one million titles. Included in this content are book reviews from many respected industry sources, such as The New York Times Book Review, Publisher's Weekly and Kirkus Reviews. B&N.com's Web site includes a microsite featuring the highly acclaimed "Reader's Catalog", a list of more than 40,000 recommended titles, individually selected and reviewed by an editorial board under the supervision of the New York Review of Books. B&N.com's in-house editorial experts also write and commission feature articles, columns and interviews.

          OFFERING A LARGE PRODUCT SELECTION AND FAST DELIVERY. B&N.com has access to the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. This includes virtually every English-language book in print as well as millions of out-of-print, pre-owned and rare books. B&N.com's online databases act as a highly searchable catalogue for the full spectrum of English-language books. The two distribution centers in Memphis, Tennessee and Reno, Nevada ensure speedy delivery. B&N.com's search engine and sort capabilities allow consumers to search and browse through the database in an intuitive and easy way, with accurate and meaningful results received on virtually every search. B&N.com's college textbook store, launched during 2000, offers a large selection of textbooks and the recently introduced eBookStore has established B&N.com as a leader in the delivery of digital content.

          EXPANDING ITS PRODUCT OFFERING. B&N.com is focused on becoming the best place to buy books online as well as the most authoritative source for information about books and authors. While B&N.com's major focus is and will be selling books, the Company believes that offering complementary information products such as music, videos and magazines is a natural extension of bookselling. B&N.com's Music Store, which was launched in July 1999, was named Forbes.com's favorite online music site in the magazine's Summer 2000 Special Internet Issue, "Best of the Web," which rated almost 1,000 sites. B&N.com's magazine store offers customers the ability to obtain subscriptions at competitive prices to over 1,000 magazines in 25 categories. In July 2000, B&N.com launched its Video Store, featuring tens of thousands of movie titles available in both DVD and VHS formats. Powered by the comprehensive All-Movie Guide database, and organized into 16 genres and more than 800 sub-categories, B&N.com's Video Store offers virtually every video available. The Company believes that B&N.com's entire range of technologies, including its database and search-engine, automated shopping cart, and other related EDI interfaces with vendors has enabled it to position itself as a delivery mechanism for downloadable content, such as electronic books.

          BUILDING BRAND AWARENESS AND DRIVING CUSTOMER ACQUISITION THROUGH ONLINE ADVERTISING AND PROMOTION. B&N.com will continue to invest in building its online brand through its key relationships. The Company began 2000 with almost four million customers and grew this base to 7.3 million by year-end. In its advertising and promotion initiatives, B&N.com seeks to continuously drive down the new customer acquisition cost, as well as to get customers to return to the site more frequently and to increase the size of their average purchase per visit. B&N.com has formed significant strategic marketing relations with Yahoo!, America Online ("AOL") and Microsoft Network ("MSN") and has established an extensive affiliate network all designed to build brand awareness and increase customer acquisition.

          HIGH LEVELS OF CUSTOMER SERVICE. The Company believes that high levels of customer service and support are crucial to retaining and expanding B&N.com's customer base. Forrester Research, Inc. ranked B&N.com's customer service No. 1 among leading online booksellers in its October 2000 PowerRankings(TM) Report. B&N.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to its customers. B&N.com's customer service representatives are available seven days a week and maintain constant customer service availability through e-mail.

          TECHNOLOGY INVESTMENT. B&N.com utilizes a state-of-the-art interactive e-commerce platform. In 2000 the Company spent a significant amount of capital acquiring and enhancing these systems. B&N.com plans to continue to invest in technologies that improve its ability to support its future growth while offering customers the most convenient, user friendly and secure online shopping experience possible.

          PURSUING ACQUISITIONS AND STRATEGIC RELATIONSHIPS. B&N.com pursues acquisitions, joint ventures and other similar strategic investments and relationships with complementary businesses and companies to augment or expand its current offerings. Examples of recent strategic relationships include the following:

     - In January 2000 B&N.com announced an agreement to develop and market a co-branded credit card with MBNA America Bank, N.A., one of the world's largest independent credit card company. The deal is the first example of B&N.com's ability to monetize customers over multiple channels, and is an example of the Company's ability to attract industry-leading strategic partners.

     - In January 2000, the Company acquired an approximate 32% interest in Enews.com ("Enews"), a retailer of magazines subscriptions on the Internet, for $26.4 million in cash and 714,754 shares of the Company's stock valued at $12.9 million.

     - In May 2000 B&N.com acquired a minority stake in Powered.com (formerly notHarvard.com), and together developed B&N University. Free online courses offered in many diverse subjects began during July 2000 with course materials such as books, music and videos available for purchase on the Web site. Innovative promotional vehicles such as B&N University provide B&N.com with low-cost customer acquisition opportunities.

     - In June 2000, B&N.com invested approximately $20 million for a 25% stake in MightyWords, Inc. ("MightyWords"), a provider of digital content. MightyWords content is distributed through B&N.com's Web site. This agreement exemplifies B&N.com's commitment to the distribution of digital content.

     - Also in June 2000 B&N.com launched the Publish Your Book program, which is powered by iUniverse.com ("iUniverse"). The iUniverse technology enables B&N.com to offer writers a fast, easy and efficient path to becoming published authors, and also serves the large number of authors whose works are out of print.

     - In August 2000 B&N.com opened its eBookStore, featuring Microsoft Reader technology for desktop PCs and laptop computers. The eBookStore was the first online retail bookstore to offer eBooks for the Microsoft Reader, and features titles from more than 30 publishers. The eBook initiative will provide B&N.com's millions of customers with access to thousands of eBook titles through Microsoft Reader, a new software application designed to deliver an on-screen computer reading experience rivaling that offered by traditional paper-based text. With the addition of Microsoft Reader to the eBookStore, B&N.com is the only major e-commerce retailer to support three formats of eBooks: Microsoft Reader, Adobe Acrobat eBook Reader and Gemstar eBook.

     - On November 16, 2000 the Company acquired Fatbrain, the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace. Under the terms of the acquisition, Fatbrain shareholders received $1.0625 in cash and 0.8557 shares of the Company's Class A Common Stock for each share of Fatbrain stock. Fatbrain operates as Fatbrain, LLC, a wholly owned subsidiary of B&N.com. The deal was valued at $62 million.

FATBRAIN ACQUISITION

     On November 16, 2000 the Company acquired Fatbrain. Fatbrain operations have been merged into B&N.com. Fatbrain is a leading Web-based information management service provider that helps organizations easily and cost-effectively manage and distribute publishable information in digital or hard copy form to employees, customers or partners.

     Fatbrain was incorporated in November 1994 as CBooks Express, Inc., changed its name to Computer Literacy Corporation in May 1997, was reincorporated in Delaware in May 1998 and changed its name to Fatbrain in March 1999. Shortly after its formation, Fatbrain quickly developed a reputation for delivering an authoritative selection of books, training materials and documentation for experts in technology, engineering, business and finance, the sciences, and mathematics through Fatbrain's online store. In mid-1998, Fatbrain initiated a focus on providing to larger organizations Web-based information management solutions by offering customized, co-branded bookstores and resource centers using its "Find-it-Now" feature. These solutions include not only the cataloguing of available materials and the online user experience, but also warehousing, fulfillment, optional print services, secure digital distribution and reporting services.

     Fatbrain serves nearly 350 of the Fortune 1000 companies and similarly sized organizations with online custom resource centers or bookstores. Many of these organizations have more than one Fatbrain co-branded site, serving multiple internal or external constituencies. Individual co-branded Fatbrain sites total more than 500, and is estimated that approximately 3.5 million customer employees have access to the sites. Additional customers of some of the companies sponsoring the co-branded sites can obtain published materials through the sites. The bulk of Fatbrain's revenue comes from online sales through these corporate-sponsored sites, as well as sales of professional and technical books and training materials directly from the www.fatbrain.com Web site.

     Similar to an online commerce experience, Fatbrain's Information Exchange service provides a comprehensive, Web-based method to catalogue, present and distribute published materials. Users can find and procure what they need, when they need it, whether it is a book or training document, a marketing brochure or technical documentation. Taking the form of an online bookstore or information resource center, the solution allows organizations to give employees and/or external constituents easy access to published materials. These items may be either Fatbrain's own content or that published by others (e.g., professional and technical books, third-party training materials or product documentation). Fatbrain gives its corporate clients, as well as customers who go directly to the www.fatbrain.com commerce site, access to more than one million professional and technical titles. In addition, Fatbrain operates two retail stores that complement its online books and training business by generating increased online traffic and creating cross-promotional opportunities.

     Fatbrain's subsidiary, MightyWords, was formed in March 2000 to address the mass-market opportunities created by Fatbrain's successful eMatter digital publishing initiative. On June 5, 2000 MightyWords closed a $35.7 million financing in venture capital investments that included an investment by B&N.com. MightyWords is now operated as an independent, privately held company. Following the merger of B&N.com and Fatbrain, B&N.com owns approximately 53.4% of MightyWords. However, control of MightyWords has been deemed temporary by the management of B&N.com as MightyWords plans to seek additional financing in the near future that will effectively decrease the percentage ownership by B&N.com below 50%.

MARKETING AND PROMOTION

     ONLINE STRATEGIC ALLIANCES. Since inception, B&N.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. It is now the premier or exclusive bookseller on the world's three largest online shopping destinations: AOL's proprietary service, Yahoo! and MSN.

     - In November 1997 B&N.com entered into a four-year agreement, ending in the first quarter of 2002, with AOL to be the exclusive bookseller on AOL's commercial service, which is the largest online service of any kind, serving approximately 27 million members.

     - In September 2000 B&N.com and Yahoo!, a leading global Internet communications, commerce and media company, entered into an agreement whereby B&N.com will be the premier bookseller featured throughout the Yahoo! directory and a featured merchant on Yahoo! Shopping, recently ranked the No. 1 portal shopping destination on the Web.

     - In July 2000 B&N.com and MSN renewed an agreement making B&N.com the largest premier book tenant in MSN e-shop and featuring B&N.com throughout MSN, MSNBC.com and Web TV.

     AFFILIATE NETWORK. In addition to securing alliances with the nation's three highest-trafficked Internet properties, B&N.com has established an affiliate network of more than 475,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the B&N.com site.

     RECIPROCAL MARKETING PROGRAM. In 2000 B&N.com entered into multiple reciprocal marketing programs with leading e-commerce companies such as 1-800-FLOWERS.COM, Expedia.com, jcrew.com, LL.Bean.com, PETsMART.com, PlanetRx.com and VitaminShoppe.com. The program gives B&N.com access to new customers and revenue opportunities through marketing initiatives with the participating companies. For instance, when customers complete shopping transactions on a participants' sites, they will find links to B&N.com. In return, when B&N.com customers complete their transactions, they find links to the various companies. Joint marketing initiatives are in progress to reward customers with special offers. This program will allow B&N.com access to millions of online buyers who have not yet purchased from the B&N.com site.

     INTERNATIONAL. B&N.com believes that the demand for U.S.-published books abroad is substantial and untapped. B&N.com implements a cross-linking and cross-marketing program with the Web sites operated by BOL in the United Kingdom, Germany, France, the Netherlands, Italy, Spain, Norway, Sweden, Japan and China; through which BOL customers who wish to order from B&N.com are linked to B&N.com's Web site.

ORDER FULFILLMENT

     In 2000 B&N.com opened distribution centers in Memphis, Tennessee and Reno, Nevada, with 380,000 square feet and 600,000 square feet, respectively. The facilities feature the latest in direct-to-customer automated fulfillment systems and provide B&N.com with expanded capacity and improved efficiency.

     B&N.com uses a sophisticated electronic shopping network for order fulfillment, which is connected to the B&N.com warehouses, the Barnes & Noble distribution center and various book wholesalers, including the Ingram Book Company, Baker & Taylor and Bookazine. B&N.com can quickly obtain approximately one million different book titles, the majority of which are sourced from a B&N.com warehouse or the Barnes & Noble distribution center. Orders for music and videos are fulfilled through AEC One Stop Group, Inc.

     Internet customer orders are processed at B&N.com's fulfillment centers in Memphis, Reno and central New Jersey, which is in close proximity to the Barnes & Noble distribution center. Additionally, B&N.com has a dedicated customer service group in northern New Jersey.

TECHNOLOGY

     B&N.com believes that it has a state-of-the-art interactive e-commerce platform, and plans to continue to invest in technologies that will enable B&N.com to offer its customers the most convenient and user-friendly online shopping experience. B&N.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications in use by B&N.com allows it to support a distributed, scalable and secure e-commerce environment.

     B&N.com uses the latest Intel-based server technology provided by Compaq in a fully redundant configuration to power its Web site, which is hosted in two locations. At these locations, B&N.com maintains computers that store its Web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. B&N.com maintains its primary host location in its corporate headquarters in

New York. A second host location is operated by a third party, which provides additional capacity and full redundancy. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and seven separate Internet service providers are used. By maintaining redundant host locations, B&N.com has significantly reduced its exposure to downtime and service outages.

     B&N.com's integrated systems and tools provide functionality in the following areas:

          TITLE DATABASE AND SEARCH FUNCTIONALITY. B&N.com has established a comprehensive and accurate book database by employing a multi-channel data sourcing strategy. B&N.com obtains its primary title data directly from Barnes & Noble. Frequent updates are automatically sent to B&N.com's servers. B&N.com complements this primary title database content feed with data from multiple external sources and is able to systematically evaluate data, identify inconsistencies and correct inaccuracies. B&N.com has also developed a powerful proprietary search engine. Search results can then be sorted by user-defined sequences including "bestseller", "date published", a "Readers Catalog highly recommended book", or in alphabetical sequence.

          E-COMMERCE. B&N.com has developed its e-commerce applications using the Microsoft SiteServer Architecture. B&N.com has created a set of server applications that allow customers to establish accounts and to store address books, credit cards and ordering preferences. A customer needs to set up an account only once. When the account has been established, the customer can shop the traditional "e-commerce" path by adding items to his or her shopping cart. Options for gift certificates, gift-wrap, gift message and the ability to select from a variety of shipping methods are available for customers.

          ORDER PROCESSING. B&N.com has created a proprietary application to expedite orders into the fulfillment process. This application has real-time connectivity to B&N.com's and Barnes & Noble's distribution centers as well as other third party suppliers. In addition to immediately securing the inventory for customers, application logic determines the best possible choice of shipping warehouse by evaluating purchase margin, postage cost and customer delivery time.

          ORDER FULFILLMENT AND CUSTOMER SERVICE. B&N.com has developed propriety applications that enable them to receive products and assign it to customers based upon various ordering, handling and shipping criteria. B&N.com has also developed proprietary applications that are used for customer service.

          SALES TRACKING AND ANALYSIS. B&N.com licenses technology from Be Free Inc. to support its affiliate program. The software provides sophisticated sales tracking for the members of the affiliate network with real time reporting and analysis tools. B&N.com has built a comprehensive data warehouse to store and analyze customer sales and online bookstore activity data.

          LEVERAGING TECHNOLOGY. B&N.com has invested extensively in its order processing, fulfillment and customer services technology. The Fatbrain acquisition will leverage all of these investments.

COMPETITION

     Both the e-commerce market and retail bookselling business are highly competitive. Following the introduction of e-commerce to the Internet, a significant number of e-commerce Web sites were launched. Despite recent failures in the e-commerce sector, the Company expects online bookselling competition to remain intense. The Company believes that the primary competitive factors in e-commerce are brand recognition, site content, ease of use, price, fulfillment speed, customer support and reliability. The Company believes that B&N.com's success will depend heavily upon its ability to provide a compelling and satisfying shopping experience. The Company believes the other factors that will affect B&N.com's success include B&N.com's continued ability to attract experienced marketing, technology, operations and management talent. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. Increased competitiveness among online retailers may result in reduced operating margins and a loss of market share.

     With respect to the sale of books, which constitutes B&N.com's largest source of revenue, B&N.com currently competes with numerous booksellers including other Internet-based companies such as Amazon.com, and traditional book retailers. With respect to the sale of music and videos, B&N.com competes with numerous merchants including other Internet-based companies, such as Amazon.com, Cdnow and traditional retailers. B&N.com's main online competitor, Amazon.com, has a longer online operating history and a larger existing customer base than B&N.com. B&N.com is aware that Amazon.com has and may continue to adopt aggressive pricing and marketing strategies. B&N.com is also aware of other online retailers that offer substantial discounts on products, including books, music and videos, which are subsidized by advertising revenue from their Web sites. An increase in the prevalence of this type of business model could lead to additional pricing pressures on B&N.com's products.

SEASONALITY

     B&N.com experiences seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail seasonality patterns.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     E-commerce is rapidly changing, and federal and state regulation relating to the Internet and e-commerce is evolving. Currently there are few laws or regulations directly applicable to the access of the Internet or e-commerce on the Internet. Laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the Internet, which could potentially decrease the usage of B&N.com's Web site or could otherwise have a material adverse effect on B&N.com's business. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

     Further, several telecommunications carriers have requested that the Federal Communications Commission ("FCC") regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested that the FCC regulate Internet service providers and online service providers and impose fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase significantly. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on B&N.com's business, financial condition, results of operations or prospects.

EMPLOYEES

     As of February 28, 2001 B&N.com employed approximately 1,752 full-time and part-time employees. B&N.com also employs independent contractors to perform duties in various departments. B&N.com's employees are not represented by unions, and B&N.com considers its relationship with its employees to be excellent. B&N.com believes that its success is dependent on its ability to attract and retain qualified personnel in numerous areas.

ITEM 2.  PROPERTIES

     B&N.com's principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by two leases. The leases are for approximately 150,000 square feet of office space and expire in 2015.

     Fatbrain's principal engineering, marketing and merchandising facility totals approximately 64,750 square feet and is situated in Santa Clara, California under a master lease that expires in 2006.

     B&N.com leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. The lease term is five years commencing in January 2000. B&N.com also entered into an agreement to lease 600,000 square feet of space in Reno, Nevada for a second distribution facility that opened in 2000. The lease is for a period of 10 years. Four five-year options to renew are included in the terms of the lease.

     Fatbrain also leases a 40,000 square foot warehousing facility in Erlanger, Kentucky which will be closed in 2001.

     Barnes & Noble leases a 300,000 square foot facility situated in New Jersey, of which B&N.com uses approximately 100,000 square feet for its fulfillment operations. This lease expires in March 2003; however, Barnes & Noble has an option to extend the lease for up to three additional successive two-year periods.

     B&N.com leases 30,000 square feet in New Jersey for its customer service operations that will be closed in 2001. The lease term is 10 years commencing June 1, 1999. The lease may be renewed for one five-year period at an agreed upon prevailing fair market value rate.

ITEM 3.  LEGAL PROCEEDINGS

     In August 1998 The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000 a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $10,000 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. The Company and B&N.com intend to vigorously defend this action.

     In March 1998 the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against Barnes & Noble and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorneys' fees and costs. In October 1999 the Company and B&N.com were added as defendants in the action. Although the Complaint does not specify the amount of damages sought, in discovery plaintiffs served a report of their expert witness estimating plaintiff's damages, which did not ascribe any of those damages to the Company or B&N.com. In January 2000 the Company and B&N.com filed an Answer to the Complaint, denying any liability to plaintiffs and asserting various defenses. In January 2001 the Company and B&N.com filed a motion for summary judgment seeking dismissal of all plaintiffs' claims. On March 20, 2001, the court granted that motion and dismissed the Company and B&N.com from the case. In the event that decision is appealed, the Company and B&N.com intend to continue to vigorously defend this action.

     On October 21, 1999 Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys' fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999 the Court granted Amazon's motion for a preliminary injunction. As a result, consistent with the Court's order, B&N.com replaced its Express Lane feature with an Express Checkout feature requiring two clicks. To date there has been no claim by Amazon that the Express Checkout feature infringes Amazon's patent.

     The Order granting the preliminary injunction was appealed to the United States Court of Appeals for the Federal Circuit, where oral argument was heard in October 2000. In February 2001 the appeals court reversed the district court's grant of a preliminary injunction on the grounds that the Company and B&N.com had raised substantial questions as to the validity of Amazon's patent. The appeals court vacated the preliminary injunction and remanded the case to the district court for further proceedings.

     An answer and counterclaim for a declaratory judgment that Amazon's patent is invalid and, in any event, has not been infringed was served on behalf of the Company and B&N.com in December 1999. Discovery has been commenced and trial is scheduled to begin in September 2001. The Company and B&N.com intend to vigorously defend this action.

     In addition to the litigations described above, B&N.com is involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of those legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of B&N.com.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of stockholders on November 16, 2000 solely for the approval of the merger of Fatbrain with and into the Company.

     Results of the meeting are as follows:

       FOR        AGAINST   ABSTAIN
  -------------   -------   -------
  1,156,873,669   269,009   67,356

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Class A Common Stock is listed on the NASDAQ National Market under the symbol "BNBN" and began trading on May 25, 1999. On March 16, 2001 the Company had 860 shareholders of record for the Class A Common Stock. The Company's Class A Common Stock price at the close of business on March 16, 2001 was $1.34 per share. The Company's Class B Common Stock and Class C Common Stock, owned by Barnes & Noble and Bertelsmann, respectively, are not listed or traded on any securities exchange.

     The table below sets forth the high and low sale prices of the Company's Class A Common Stock for the periods indicated, as reported by the NASDAQ National Market.

                                                              HIGH      LOW
                                                             ------    ------
1999
May 25 through June 30.....................................  $26.63    $14.25
Third Quarter..............................................  $20.88    $15.00
Fourth Quarter.............................................  $23.50    $14.06
2000
First Quarter..............................................  $17.50    $ 7.50
Second Quarter.............................................  $11.13    $ 6.19
Third Quarter..............................................  $ 6.88    $ 3.44
Fourth Quarter.............................................  $ 4.88    $ 1.19

     The Company has not declared or paid any dividends on its Common Stock and B&N.com has not made any distributions to its members, since their respective dates of initial contribution. Neither the Company nor B&N.com anticipates paying any dividends or distributions, except for amounts that may be distributed by

B&N.com to cover income tax liabilities, if any, of its members arising from the taxable income of B&N.com. Cash distributions by B&N.com may also be restricted by future debt covenants. The Company intends to cause B&N.com to retain future earnings, if any, to finance the expansion of the business of B&N.com.

     In consummating the Company's January 2000 investment in Enews.com, a retailer of magazine subscriptions on the Internet, the Company issued 714,754 shares of Class A Common Stock to holders of Enews.com stock. When issued in January 2000, the Class A Common Stock had a market value of $12,857,000, and was issued under the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

     As a result of the acquisition of Fatbrain in November 2000, a total of 12,473,887 shares of the Company were issued to Fatbrain shareholders. The total value of this acquisition was approximately $62 million.

ITEM 6.  SELECTED FINANCIAL DATA (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

     The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                                       barnesandnoble.com llc.
                                     barnesandnoble.com inc. AND SUBSIDIARIES            AND ITS PREDECESSOR
                                  -----------------------------------------------   ------------------------------
                                                 (CONSOLIDATED)
                                                   PRO FORMA
                                      YEAR            YEAR         MAY 25, 1999                           YEAR
                                     ENDED           ENDED              TO            JANUARY 1,         ENDED
                                    DECEMBER        DECEMBER         DECEMBER           1999 TO         DECEMBER
                                      31,             31,               31,             MAY 24,           31,
                                      2000         1999(1)(2)          1999             1999(3)         1998(3)
                                  ------------   --------------   ---------------   ---------------   ------------
Statement of Operations Data:
Net sales.......................   $ 320,115       $ 193,730         $139,930          $ 53,800         $ 61,834
Cost of sales...................     261,801         159,937          117,850            42,087           47,569
                                   ---------       ---------         --------          --------         --------
  Gross profit..................      58,314          33,793           22,080            11,713           14,265
                                   ---------       ---------         --------          --------         --------
Operating expenses:
  Marketing, sales and
    fulfillment.................     132,483         101,077           70,924            31,792           70,423
  Technology and web site
    development.................      40,391          21,006           15,058             5,948            8,532
  General and administrative....      31,293          18,842           12,582             4,622           12,026
  Depreciation and
    amortization................      36,088          15,510           10,183             5,327            7,140
  Impairment and other special
    charges.....................      75,051              --               --                --               --
  Stock based compensation......      11,740              --               --                --               --
  Equity in net loss of equity
    investments including
    amortization of
    intangibles.................      30,728              --               --                --               --
                                   ---------       ---------         --------          --------         --------
Total operating expense.........     357,774         156,435          108,747            47,689           98,121
                                   ---------       ---------         --------          --------         --------
Operating loss..................    (299,460)       (122,642)         (86,667)          (35,976)         (83,856)
Interest income, net............      23,737          20,238           18,615             1,623              708
                                   ---------       ---------         --------          --------         --------
Loss before minority interest...    (275,723)       (102,404)         (68,052)          (34,353)         (83,148)
Minority interest...............     210,320          54,253           54,253                --               --
                                   ---------       ---------         --------          --------         --------
Net loss-historical.............   $ (65,403)        (48,151)        $(13,799)          (34,353)         (83,148)
                                   =========                         ========
Pro forma adjustment to minority
  interest(4)...................                      27,534                             27,534           66,518
                                                   ---------                           --------         --------
Net loss-pro forma..............                   $ (20,617)                          $ (6,819)        $(16,630)
                                                   =========                           ========         ========
Basic net loss per common
  share(5)......................   $   (2.02)      $   (0.72)        $  (0.48)         $  (0.24)        $  (0.58)
Basic weighted average common
  shares outstanding(5).........      32,386          28,778           28,797            28,750           28,750
Diluted net loss per share(5)...   $   (2.02)      $   (0.72)        $  (0.48)         $  (0.24)        $  (0.58)
Balance Sheet Data:
Cash and cash equivalents.......   $ 179,609       $ 247,403                                            $ 96,940
Long term marketable
  securities....................       5,000          71,852                                                  --
Working capital.................     156,649         429,674                                              78,681
Total assets....................     528,935         679,518                                             202,144
Minority interest...............     284,494         482,896                                                  --
Equity..........................   $ 108,454       $ 120,682                                            $169,149

- ---------------
(1) Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

(2) The pro forma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred at the beginning of the respective periods.

(3) Includes the historical results of barnesandnoble.com llc and its predecessor.

(4) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5) For periods prior to May 25, 1999, reflects the pro forma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results Of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K) may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com's current and future investments and new product initiatives, unanticipated costs associated with B&N.com's new warehouses or the failure to successfully integrate those warehouses into B&N.com's distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, the factors described below under "Quarterly Results of Operations," changes in tax and other governmental rules and regulations applicable to the Company or B&N.com and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed with the Securities and Exchange Commission.

OVERVIEW

     The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the fourth largest e-commerce Web site, based on the Media Metrix January 2001 report.

     B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its online store in March 1997, B&N.com has sold products to more than
7.9 million customers in 228 countries. B&N.com's Web site, www.bn.com, is anchored by its online bookstore, and also offers music, video, magazines and related products. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers, combined with the most comprehensive online selection of college textbooks in addition to eBooks. B&N.com offers its customers fast delivery, easy and secure ordering, rich editorial content and community experience.

     The results of operations discussed hereafter include the results of the Company and B&N.com for the year ended December 31, 2000 and the historical results of B&N.com and its predecessors for the years ended December 31, 1999 (proforma) and 1998. Results include Fatbrain from November 16, 2000 through December 31, 2000 only. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales are not necessarily meaningful and should not be relied upon as an indication of future performance. Additionally, no analysis has been provided regarding B&N.com's historical period of January 1, 1999 to May 24, 1999, as well as the Company's historical period of May 25, 1999 to December 31, 1999, as the Company believes that such an analysis would not be meaningful, because there was no change in the net asset basis of the Company due to the recapitalization.

     In February 2001 B&N.com announced a consolidation effort to leverage its new facilities and improve efficiencies in all aspects of operations. The anticipated effects of that effort are also included in the discussion below.

RESULTS OF OPERATIONS

  Net sales

                                                YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------
                                                        PROFORMA
                                  2000      % CHANGE      1999      % CHANGE     1998
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Net sales.....................  $320,115       65%      $193,730      213%      $61,834

     Net sales are composed of sales of books, music, video, magazines and related products, net of returns, as well as outbound shipping and handling charges. In 2000 sales increased 65%, to $320.1 million, from $193.7 million in 1999. Growth in net sales was related to the increase in the number of products available on the B&N.com Web site (such as the opening of the Video Store in 2000 and the Music Store in 1999) as well as increases in new customers and repeat customer orders. B&N.com acquired more than one million new customers during the fourth quarter of 2000, bringing the cumulative customer count for year-end 2000 to more than 7.3 million customers, an increase of more than 80% from year-end 1999. International sales represented 6.4%, 6.3% and 10.0% of net sales for the years ended December 31, 2000, 1999 and 1998, respectively. In 1999 sales more than tripled to $193.7 million from $61.8 million in 1998. Growth in net sales reflects a significant increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers, in addition to the introduction of music during 1999. During 1999, B&N.com's cumulative customer base more than tripled, to approximately four million customers. Repeat customer orders increased to 66% as of the year-end December 31, 1999, from 52% as of the year-end December 31, 1998.

  Gross profit

                                                YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------
                                                        PROFORMA
                                  2000      % CHANGE      1999      % CHANGE     1998
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Gross profit..................  $ 58,314       73%      $ 33,793      137%      $14,265
Gross margin..................      18.2%                   17.4%                  23.1%

     Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in 2000 to $58.3 million from $33.8 million, due to the Company's increased sales volume, and gross margin increased in 2000, to 18.2%, from 17.4% in 1999. Gross margin increased as a result of a greater percentage of sales filled in-house due to the opening of the Company's state-of-the-art distribution centers in Memphis, Tennessee and Reno, Nevada, and a reduction of promotional discounts. Gross margin decreased in 1999, to 17.4%, from 23.1% in 1998. The decrease in gross margin was due primarily to the increase, from 40% to 50%, in the discount offered on New York Times best sellers, the introduction of music during the third quarter of 1999, which has a lower gross margin than books, and an increase in promotional discounts in 1999.

  Marketing, sales and fulfillment

                                                YEAR ENDED DECEMBER 31,
                                -------------------------------------------------------
                                                        PROFORMA
                                  2000      % CHANGE      1999      % CHANGE     1998
                                --------    --------    --------    --------    -------
                                                    (IN THOUSANDS)
Marketing, sales and
  fulfillment.................  $132,483       31%      $101,077       44%      $70,423
Percentage of net sales.......      41.4%                   52.2%                 113.9%

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing, selling, editorial, fulfillment and customer service activities. Fulfillment activities include receiving of goods, picking of goods for shipment and assembly for shipment, the cost of operating and staffing distribution centers and customer service. Marketing, sales and fulfillment expenses increased primarily due to the increases in variable and fixed costs associated with the two recently opened fulfillment centers. Such expenses decreased as a percentage of net sales due to the significant increase in net sales for the year ended December 31, 2000, as well as the increased efforts of B&N.com to improve the efficiency of marketing expenditures. B&N.com anticipates marketing and sales expenditures to decrease in both dollars and percentage of sales as a result of its efforts to consolidate fulfillment activities and improve efficiencies. B&N.com will leverage its new state-of-the-art distribution facilities in Memphis and Reno, opened during 2000, and incorporate the operations of Fatbrain, which was acquired by B&N.com in November 2000. It is closing one of its original processing centers in New Jersey and the Fatbrain book fulfillment operation in Kentucky, as well as streamline shifts throughout its distribution center network. Fulfillment costs, including warehouse and customer service expense, of $50.5 million, $24.5 million and $10.9 million, were included in marketing, sales and fulfillment expenses for the years ended December 31, 2000, 1999 and 1998, respectively.

  Technology and web site development

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                                  PROFORMA
                                            2000      % CHANGE      1999      % CHANGE     1998
                                           -------    --------    --------    --------    ------
                                                              (IN THOUSANDS)
Technology and web site development......  $40,391       92%      $21,006       146%      $8,532
Percentage of net sales..................     12.6%                  10.8%                  13.8%

     Technology and web site development expenses consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increase in technology and web site development expenses was primarily attributable to integration costs related to the increased number of new initiatives executed during 2000. B&N.com introduced a new site design, and navigational and ordering improvements to further enhance the user experience. The introduction of Barnes & Noble University and B&N.com's DVD/Video Store also contributed to the increase in costs for the year. Technology and web site development expenses are expected to decrease as a percentage of sales in 2001. The increase in technology and web site development expenses in dollars from 1998 to 1999 was primarily attributable to increased staffing and associated costs related to enhancing the features and functionality of B&N.com's Web site and transaction-processing systems.

  General and administrative

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                                  PROFORMA
                                            2000      % CHANGE      1999      % CHANGE     1998
                                           -------    --------    --------    --------    ------
                                                              (IN THOUSANDS)
General and administrative...............  $31,293       66%      $18,842        57%      $12,026
Percentage of net sales..................      9.8%                   9.7%                  19.4%

     General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The increases in general and administrative expenses from 1999 to 2000 and from 1998 to 1999 were primarily the result of expenses associated with a larger personnel base and professional fees related to B&N.com's growth and expanded activities. B&N.com expects general and administrative expenses to decrease slightly as B&N.com focuses on expense control. Part of the B&N.com consolidation includes the reorganization of administrative operations around a more efficient realignment of resources that reduced the workforces at B&N.com headquarters in New York, New York and the Fatbrain office in Santa Clara, California.

  Depreciation and amortization

                                                          YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                                  PROFORMA
                                            2000      % CHANGE      1999      % CHANGE     1998
                                           -------    --------    --------    --------    ------
                                                              (IN THOUSANDS)
Depreciation and amortization............  $36,088      133%      $15,510       117%      $7,140
Percentage of net sales..................     11.3%                   8.0%                  11.5%

     The increase in depreciation and amortization expenses was primarily attributable to fixed asset purchases of $104 million for the year ended December 31, 2000, compared with fixed asset purchases of $72 million for the year ended December 31, 1999. Additional technology infrastructure, which has been placed in service to support the operations of the two new distribution centers opened during 2000, also contributed to the increase in expenses. Capital expenditures for 2001 are expected to be significantly less, between $20 million and $25 million, as all major capital investments were substantially completed in 2000. The increase in depreciation and amortization expenses from 1998 to 1999 was primarily due to fixed asset purchases of $72 million for the year ended December 30, 1999, compared with fixed asset purchases of $31 million for the year ended December 31, 1998.

  Impairment and other special charges

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                         --------------
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Impairment and other special charges...................     $75,051
Percentage of net sales................................        23.4%

     In the fourth quarter of 2000 B&N.com began a company-wide assessment of its cost structure directed toward leveraging expenses and focusing its attention on the core aspects of the business. In connection with actions taken to streamline operations, an impairment of fixed assets and other special charges of $75.1 million ($0.51 per share) were recorded as a part of operating expenses during the fourth quarter of 2000. The impairment and special charges are primarily related to the following:

          Closure of Facility -- B&N.com will consolidate fulfillment operations by focusing on increased distribution from its two new facilities in Memphis, Tennessee and Reno, Nevada and closing a processing center in New Jersey. Charges include exit costs related to the remaining term of noncancel-lable lease obligations of the facility to be closed in 2001 as well as the abandonment of related fixed assets that are not suitable for future use.

          Impairment of Fixed Assets -- As of December 31, 2000 B&N.com wrote-off certain fixed assets, primarily software, that were no longer used in operations.

          Impairment of Other Non-Current Assets -- B&N.com concluded that its carrying amount of certain equity investments, primarily Enews and MightyWords, exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities, material changes in business models, and significant, recurring operating losses.

     B&N.com's cost saving initiatives will continue into the following year and will result in a charge in the amount of approximately $5 million, to be recorded in the first half of 2001. These costs will be attributable to severance and other exit charges incurred by B&N.com. This cost saving plan is expected to be substantially completed by the first half of 2002. Together these cost reduction measures and the streamlining of operations are expected to result into significant savings for B&N.com into the future.

  Stock-based compensation

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                         --------------
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Stock-based compensation...............................     $11,740
Percentage of net sales................................         3.7%

     Stock-based compensation for the year ended December 31, 2000 is primarily attributable to expenses incurred from a payment of $10.9 million to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options. On March 1, 2000 the Company repriced approximately five million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.

  Equity in net loss of equity investments including amortization of intangibles

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                         --------------
                                                              2000
                                                         --------------
                                                         (IN THOUSANDS)
Equity in net loss of equity investments including
  amortization of intangibles..........................     $30,728
Percentage of net sales................................         9.6%

     Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in Enews.com and MightyWords.

  Interest income, net

                                                          YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------
                                                                   PROFORMA
                                           2000      % CHANGE        1999        % CHANGE    1998
                                          -------    --------    ------------    --------    ----
                                                              (IN THOUSANDS)
Interest income, net....................  $23,737       17%        $20,238        2,758%     $708
Percentage of net sales.................      7.4%                    10.4%                   1.1%

     An increase in net interest income from 1999 to 2000 reflects funds received from the Company's initial public-offering in the second quarter of 1999 that are currently invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers. Interest income on cash and marketable securities increased in 1999 from 1998 due to the higher cash and marketable securities balances resulting from the Company's financing activities. In addition to the approximately $484.4 million raised through the Company's initial public offering, the Company has received $200 million of capital investment by B&N.com's members since November 1998.

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

  Quarterly Results of Operations

     The Company expects that B&N.com may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside B&N.com's control. Factors that may adversely affect B&N.com's quarterly operating results include: (i) B&N.com's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) B&N.com's ability to acquire product and to manage fulfillment operations; (iii) B&N.com's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement, or introduction of new sites, services and products by B&N.com and its competitors; (v) price competition; (vi) B&N.com's ability to upgrade and develop its systems and infrastructure; (vii) the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products such as those offered by B&N.com; (viii) B&N.com's ability to attract new and qualified personnel in a timely and effective manner; (ix) the level of traffic on B&N.com's online stores; (x) B&N.com's ability to manage effectively its development of new business segments and markets; (xi) B&N.com's ability to successfully manage the integration of operations and technology of acquisitions and other business combinations; (xii) technical difficulties, system downtime or Internet brownouts; (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of B&N.com's business, operations and infrastructure; (xiv) the level of returns experienced by B&N.com; (xv) governmental regulation and taxation policies; (xvi) disruptions in service by common carriers due to strikes or otherwise; (xvii) general economic conditions including those specific to the Internet, e-commerce and book industry; and (xviii) the factors described above under "Forward Looking Statements."

LIQUIDITY AND CAPITAL RESOURCES

     The Company finished 2000 with a debt-free balance sheet. At December 31, 2000 the Company's cash, cash equivalents and short-term marketable securities were $212.0 million, compared with $478.0 million on December 31, 1999. In addition, at December 31, 2000 the Company had $5 million in long-term marketable securities, compared with $71.9 million in long-term marketable securities at December 31, 1999. On May 25, 1999 the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18 per share. The net proceeds to the Company from the offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million and reclassified $50.4 million from restricted cash to marketable securities.

     Net cash flows used in operating activities were $168.5 million, $56.8 million and $54.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Cash used in 2000 was primarily attributable to a net loss of $65.4 million after minority interest of $210.3 million. In addition, receivables increased $4.3 million, prepaid expenses and other current assets increased $7.8 million, accounts payable decreased $10.2 million and merchandise inventories increased $37.9 million. This was offset by depreciation and amortization of $36.1 million, an increase in payables to affiliates of $10.0 million, an increase in accrued liabilities of $15.7 million, impairment and special charge of $75.1 million and equity in net loss of equity investments including amortization of intangibles of $30.7 million. Cash used in 1999 was primarily attributable to a net loss of $48.2 million after minority interest of $54.2 million. In addition, receivables increased $13.1 million and merchandise inventories increased $2.3 million. This was partly offset by depreciation and amortization of $15.5 million, an increase in payables to affiliates of $3.9 million, a $19.2 million increase in accounts payables, an increase in accrued liabilities of $19.8 million and a decrease of $2.6 million in prepaid expenses and other current assets. Cash used in 1998 was primarily attributable to a net loss of $83.1 million. In addition, net receivables increased $2.0 million, merchandise inventories increased $1.0 million, prepaid expenses and other current assets increased $1.5 million and accounts payable decreased $3.9 million. This was partly offset by depreciation and amortization of $7.1 million, an increase in payables to affiliates of $13.2 million and a $16.5 million increase in accrued liabilities.

     Net cash flows from investing activities were $94.9 million for the year ended December 31, 2000, primarily due to a $264.8 million decrease in marketable securities; offset by purchases of fixed assets of $103.7 million and acquisition and investments of businesses, net of cash acquired of $65.7 million. Net cash used in investing activities of $329.6 million for the year ended December 31, 1999 was attributable to a $302.5 million increase in marketable securities, purchases of fixed assets totaling $71.9 million and a $5.6 million increase in other non-current assets, partly offset by a $50.4 million decrease in restricted cash. Net cash used in investing activities of $81.8 million for the year ended December 31, 1998 was primarily attributable to purchases of fixed assets totaling $31.0 million and an increase in restricted cash of $50.4 million.

     Net cash flows from financing activities in 2000 were $5.8 million due to proceeds from the exercise of stock options. Net cash flows from financing activities were $536.8 million for the year ended December 31, 1999, primarily due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million. Net cash flows from financing activities of $233.1 million for the year ended December 31, 1998 resulted entirely from capital contributions.

     At December 31, 2000 the Company's principal sources of liquidity consisted of $179.6 million of cash and cash equivalents and $32.7 million of short-term marketable securities. Long-term marketable securities totaled $5 million. The preparation of two distribution centers in Memphis, Tennessee and Reno, Nevada for operation in 2000 required significant capital expenditures. The distribution centers were established to enhance service and availability to customers. As of December 31, 2000 the Company's remaining principal commitments consisted of obligations outstanding under operating leases. The Company anticipates a decrease in its capital expenditures and expects to gain leverage on previous investments in capital associated with operations, infrastructure and personnel.

     The Company believes that current cash and cash equivalent balances and short-term investments will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short-term investments in addition to cash generated from operations are insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's capital requirements or cause the Company to issue additional equity or debt securities.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000 the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on which types of Web development costs should be capitalized or expensed. The consensus is effective for Web site development costs incurred for the fiscal quarters beginning after June 30, 2000. Adoption of this consensus has not had a material impact on the financial position or results of operations of the Company.

     In March 2000 FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Based Compensation ("FIN 44")." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. On March 1, 2000 the Company repriced approximately five million stock options and elected early adoption of FIN 44.

     In March 2000 the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives that are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company has adopted this requirement and now promotional coupon redemptions, formerly classified as marketing and sales expense, are recorded as a net reduction to sales. The EITF pronouncement requires the implementation of this change effective within all reporting periods beginning in the fourth quarter of the fiscal year beginning after December 15, 1999, and also requires all prior periods to be reclassified to reflect this modification.

     In July 2000 the EITF reached a consensus on EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue, based on (a) the gross amount billed to a customer when the Company has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) when the Company has earned a commission or fee. The consensus should be applied by SEC registrants no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The adoption of this consensus, which is consistent with the Company's accounting policies, has not had an impact on its financial position or results of operations.

     In September 2000 the EITF reached a consensus on EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed in footnote format. It also determined that if such shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement in which they are included. Net sales reported by the Company include revenue generated from outbound shipping and handling charges. Costs related to inbound and outbound shipping are classified as cost of sales. Fulfillment costs include distribution and customer service center expenses for activities such as receiving of goods, picking of goods for shipment and assembly for shipment. Fulfillment costs are included in marketing, sales and fulfillment. For the year ended December 31, 2000, 1999 (proforma) and 1998 fulfillment costs of $50.5 million, $24.5 million and $10.9 million respectively, were included in marketing, sales and fulfillment.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in the fourth quarter of 2000. SAB No.

101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB No. 101.

     In June 1998, the FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB Statement No. 137 delayed the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based in the Company's current and anticipated business activities, adoption of Statement No. 133 is not expected to have an impact on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company invested in Enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2000 B&N.com considered both of these investments to be impaired. At December 31, 2000 the Company's equity-method investments amounted to $15.4 million. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

     B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that we hold. The value of B&N.com's marketable securities are subject to market price volatility. As of December 31, 2000, the Company's investments totaled approximately $217 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Exhibit (a) (1)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                                                 AGE                     POSITION
- ----                                                 ---                     --------
Leonard Riggio(2)(5)...............................  60    Chairman of the Board
Stephen Riggio(2)(6)...............................  46    Vice Chairman and Acting Chief Executive
                                                           Officer
Marie J. Toulantis.................................  46    Chief Financial Officer
Carl Rosendorf.....................................  49    Executive Vice President, e-Commerce
Gary King..........................................  43    Executive Vice President, Operations

NAME                                                 AGE                     POSITION
- ----                                                 ---                     --------
William F. Duffy...................................  45    Vice President, Operations, Fulfillment &
                                                           Customer Service
Michael N. Rosen(2)................................  60    Secretary and Director
Klaus Eierhoff(3)(5)...............................  47    Director
Andreas Schmidt(3)(6)..............................  40    Director
Markus Wilhelm(3)..................................  43    Director
Jan Michiel Hessels(4).............................  58    Director
William F. Reilly(4)...............................  62    Director
Patricia Higgins(1)................................  50    Director

- ---------------
(1) Class A Director.

(2) Class B Director.

(3) Class C Director.

(4) Class A Director and member of the Audit Committee and the Compensation Committee.

(5) Member of the Special Committee, the Executive Committee and the Nominating Committee.

(6) Member of the Executive Committee.

     Mr. Leonard Riggio, a Class B Director, has been Chairman of the Board of the Company and B&N.com since inception. Mr. Riggio has been Chairman of the Board, Chief Executive Officer and a principal stockholder of Barnes & Noble since its inception in 1986. Since 1965 Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Bookstores ("B&N College") one of the nation's largest operators of college bookstores. Since 1985, Mr. Riggio has been the Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc. ("MBS"), one of the nation's largest wholesalers of college textbooks. Mr. Leonard Riggio is the brother of Mr. Stephen Riggio.

     Mr. Stephen Riggio, a Class B Director, has been a director of the Company and B&N.com since inception and Vice Chairman since January 2000. Since January 2000 he has been Acting Chief Executive Officer of the Company and B&N.com, a position he previously held at B&N.com from inception to December 1998. Mr. Riggio has been Vice Chairman of Barnes & Noble since December 1997 and a director of Barnes & Noble since April 1997. From February 1995 to December 1997 Mr. Riggio was Chief Operating Officer of Barnes & Noble and, from July 1993 to February 1995 he was President of B. Dalton Bookseller, Inc., a wholly owned subsidiary of Barnes & Noble. Mr. Riggio is also a Director for iUniverse, MightyWords, The National Book Foundation, The National Down's Syndrome Society and The Association for the Help of Retarded Children. Mr. Stephen Riggio is the brother of Mr. Leonard Riggio.

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

     Mr. Carl Rosendorf has been Executive Vice President, e-Commerce since August 2000. From January 1999 to July 2000, Mr. Rosendorf was Senior Vice President, Marketing, Sales and Business Development of the Company. Prior to that Mr. Rosendorf was Vice President, Marketing, Sales and Business Development of the Company since inception and of B&N.com since June 1997. Prior to that time, from November 1994 to July 1996, Mr. Rosendorf was one of the founders and President of Cybersmith, a premier Internet cafe.

     Mr. Gary King has been Executive Vice President, Operations of the Company since August 2000. Prior to that Mr. King was Chief Technology Officer of the Company since inception and B&N.com since January 1999. Mr. King is responsible for developing and implementing global information technologies as well as allocating and evaluating the effectiveness of overall technology resources. From 1987 to December 1998 Mr. King was with Avon Products ("Avon"), serving most recently as Vice President for Global Information

Technologies. At Avon, Mr. King was responsible for the strategic planning, evaluation, selection and implementation of all information technology and computing architectures for Avon's businesses in Europe, the Middle East and Africa.

     Mr. William F. Duffy has been Vice President, Operations, Fulfillment & Customer Service of the Company and B&N.com since January 1999. Prior to that Mr. Duffy was Vice President of the Company and B&N.com since inception. Mr. Duffy is responsible for warehouse operations, fulfillment and customer service of B&N.com. He was also Chief Financial Officer of B&N.com from inception to January 1999 and a director of B&N.com from inception to October 1998. From April 1996 to January 1998 Mr. Duffy served as Vice President, Finance of Barnes & Noble. From 1994 to 1997 Mr. Duffy served as the Vice President and General Manager of Marboro Books Corp., a wholly-owned subsidiary of Barnes & Noble through which Barnes & Noble operated its mail-order business, where he was responsible for all of the merchandising, marketing, management information systems and creative and fulfillment operations.

     Mr. Michael N. Rosen, a Class B Director, has been Secretary and a director of the Company and B&N.com since inception. Mr. Rosen has been the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson Silverman"), counsel to the Company and B&N.com, for more than the past five years. Mr. Rosen is also a director of Barnes & Noble, B&N College, and MBS.

     Dr. Klaus Eierhoff, a Class C Director, has been a director of the Company since inception and B&N.com since November 1998. Dr. Eierhoff has been President and Chief Executive Officer of Bertelsmann Multimedia Group and a member of the Executive Board of Bertelsmann since January 1998. From 1990 to 1997 Dr. Eierhoff served as a member of the Executive Board of Karstadt AG. Dr. Eierhoff has been Chairman of the supervisory board of Pixelpark AG since August 1999 and Chairman of the supervisory board of bol.com AG since March 2000. Dr. Eierhoff has also been Chairman of the supervisory board of mediaWays GmbH, a joint venture between Bertelsmann and Daimler-Chrysler since February 1998.

     Mr. Andreas Schmidt, a Class C Director, replaced Dr. Thomas Middelhoff on the Company's Board of Directors in October 2000. Mr. Schmidt is President and CEO of Bertelsmann eCommerce Group ("BeCG"). Before joining BeCG, Mr. Schmidt served as President and CEO of AOL Europe. After accepting the position in December 1998, Mr. Schmidt took AOL Europe to the No. 1 ranking among European online and e-commerce providers. Prior to joining AOL Europe, Mr. Schmidt spent five years in a variety of positions with Bertelsmann AG, including Gruner + Jahr, the publishing house for Bertelsmann AG.

     Mr. Markus Wilhelm, a Class C Director, has been a director of the Company since inception and B&N.com since November 1, 1998. Since March 2000 Mr. Wilhelm has been Chief Executive Officer of BOOKSPAN, a partnership between Doubleday Direct, Inc. ("Doubleday Direct") and Book-of-the-Month Club Holdings LLC. On March 15, 1998 Mr. Wilhelm was elected Chairman of the Board of Doubleday Interactive, Inc., a U.S. Internet service provider. In 1998 as director of BOL.US Online, Inc. and BOL. Global, Inc., Mr. Wilhelm developed and launched bol.com AG, the Internet division of Bertelsmann, one of the world's largest media companies. Mr. Wilhelm has been the President of Doubleday Direct since May 1993, and its Chief Executive Officer and Chief Compliance Officer since July 1994. Mr. Wilhelm is responsible for Doubleday Direct's U.S., Canadian, British and Australian book club businesses.

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

     Ms. Patricia Higgins, a Class A Director, has been a director of the Company since July 2000. Ms. Higgins is President and CEO of Switch and Data Facilities Inc. ("Switch and Data") since November 2000. Ms. Higgins joined Switch and Data after having served as a global strategic advisor to the telecommunications, Internet and e-business industries as well as serving as Chairman and CEO of the Research Board and as Executive Vice President of The Gartner Group. Ms. Higgins has been a member of the Board of Directors of The Williams Companies since 1995 and Fleet Bank N.A. since 1991.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2000 its officers, Directors and greater-than-10% stockholders complied with all Section 16 (a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

     The salaries and other compensation (other than long-term compensation) of the executive officers of the Company are paid by B&N.com. The following table summarizes the compensation paid or accrued by the Company and B&N.com for the year ended December 31, 2000 for the services rendered to the Company and B&N.com, to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"). Leonard Riggio, the Company's Chairman, receives no salary or other cash compensation from the Company or B&N.com.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                            COMPENSATION
                                             ANNUAL COMPENSATION            ------------
                                    -------------------------------------    SECURITIES
                                                           OTHER ANNUAL      UNDERLYING      ALL OTHER
NAME AND PRINCIPAL POSITION  YEAR    SALARY     BONUS     COMPENSATION(1)     OPTIONS       COMPENSATION
- ---------------------------  ----   --------   --------   ---------------   ------------    ------------
Stephen Riggio.............  2000   $480,769   $     --       $ 5,288              --         $    --
  Vice Chairman and Acting
  Chief Executive Officer
Marie J. Toulantis.........  2000    350,000         --         4,375         900,000(2)           --
  Chief Financial Officer    1999    213,462         --            --         900,000              --
Carl Rosendorf.............  2000    315,385         --         4,550              --              --
  Vice President,
  e-Commerce                 1999    300,000    100,000            --              --              --
                             1998    271,154     33,333         1,500         862,500              --
Gary King..................  2000    298,077         --         5,995         118,500(2)           --
  Executive Vice President,  1999    275,000    100,000            --         118,500          42,687(3)
  Operations                 1998         --         --            --         172,500(4)           --
William F. Duffy...........  2000    315,000         --         4,662          26,750(2)           --
  Vice President,
  Operations,                1999    292,040    112,880        25,000          26,750              --
  Fulfillment and Customer   1998    255,507    110,000        23,864         603,750              --
  Service

- ---------------
(1) In accordance with the rules of the Securities and Exchange Commission, except as indicated, other compensation in the form of prerequisites and other personal benefits has been omitted for each of the Named Executive Officers because the aggregate amount of such prerequisites and other personal benefits constituted less than the lesser of $50,000 or 10% of the total of annual salary and bonuses for each of such Named Executive Officers.

(2) On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15. The new exercise price for the options is $8.00, the closing market price of the Company's stock as of March 1, 2000.

(3) Consists solely of reimbursement of relocation expenses.

(4) Options were granted in December 1998 in connection with Mr. King's acceptance of employment commencing in January 1999.

OPTION GRANTS IN 2000

     The following table sets forth certain information with respect to stock grants to the Named Executive Officers during the year ended December 31, 2000.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                          INDIVIDUAL GRANTS(1)                        POTENTIAL REALIZABLE VALUE
                       -----------------------------------------------------------     AT ASSUMED ANNUAL RATES
                          NUMBER OF        % OF TOTAL                                OF STOCK PRICE APPRECIATION
                         SECURITIES      OPTIONS GRANTED   EXERCISE                       FOR OPTION TERM(2)
                         UNDERLYING       TO EMPLOYEES     PRICE PER    EXPIRATION   ----------------------------
NAME                   OPTIONS GRANTED   IN FISCAL YEAR    SHARE(3)        DATE          5.0%           10.0%
- ----                   ---------------   ---------------   ---------    ----------   ------------   -------------
Stephen Riggio.......           --               --%         $  --             --     $       --     $        --
Marie J. Toulantis...      900,000(3)         11.57           8.00(3)    05/14/09      4,528,041      11,474,946
Carl Rosendorf.......           --               --             --             --             --              --
Gary King............      118,500(3)          1.52           8.00(3)    08/04/09        596,192       1,510,868
William F. Duffy.....       26,750(3)          0.34           8.00(3)    08/04/09        134,583         341,061

- ---------------
(1) All options were granted with an exercise price equal to or above the fair market value of the Common Stock at the date of grant.

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

(3) On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15. The new exercise price for the options is $8.00, the closing market price of the Company's stock as of March 1, 2000.

                           TEN-YEAR OPTION REPRICINGS

                                                                                                 LENGTH OF
                                    NUMBER OF                                                    ORIGINAL
                                   SECURITIES     MARKET PRICE                                  OPTION TERM
                                   UNDERLYING     OF STOCK AT     EXERCISE PRICE                 REMAINING
                                     OPTIONS        TIME OF         AT TIME OF        NEW       AT DATE OF
                                   REPRICED OR    REPRICING OR     REPRICING OR     EXERCISE     REPRICING
NAME                   DATE(1)       AMENDED       AMENDMENT        AMENDMENT        PRICE      (IN YEARS)
- ----                   --------    -----------    ------------    --------------    --------    -----------
Marie J. Toulantis...  03/01/00      900,000         $8.00            $18.00         $8.00         9.21
Gary King............  03/01/00      118,500          8.00             15.75         $8.00         9.42
William F. Duffy.....  03/01/00       26,750          8.00             15.75         $8.00         9.42

- ---------------
(1) On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15. The new exercise price for the options is $8.00, the closing market price of the Company's stock as of March 1, 2000.

OPTIONS EXERCISED IN 2000 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information with respect to the value of options held by the Named Executive Officers at December 31, 2000. No options were exercised during 2000 by any of the Named Executive Officers.

     AGGREGATED OPTION EXERCISES IN 2000 AND FISCAL YEAR-END OPTION VALUES

                                                 NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                                             OPTIONS AT DECEMBER 31, 2000      AT DECEMBER 31, 2000(1)
                                             ----------------------------    ----------------------------
NAME                                         EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
- ----                                         -----------    -------------    -----------    -------------
Stephen Riggio.............................    690,000         690,000           $--             $--
Marie J. Toulantis.........................    225,000         675,000           --              --
Carl Rosendorf.............................    431,250         431,250           --              --
Gary King..................................     85,875         175,125           --              --
William F. Duffy...........................    308,563         321,938           --              --

- ---------------
(1) Based on the closing price of the Class A Common Stock on December 31, 2000 ($1.3125 per share), none of the options held by the Named Executive Officers were "in-the-money" as of December 31, 2000.

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

     Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com's general assets to the extent not paid by a grantor trust that the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.

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

INCENTIVE PLAN

     General. The Company's 1999 Incentive Plan (the "Incentive Plan") provides that options to acquire shares of Class A Common Stock ("Shares") may be granted to key officers, employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates as shall be selected from time to time by a committee not fewer than two directors of the Company, as designated by the Board of Directors. The purpose of the Incentive Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and B&N.com who will contribute to the Company's success and to achieve long-term objectives that will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. Awards under the Incentive Plan may take the form of stock options ("Options"), including corresponding share appreciation rights ("SARs") and reload options, restricted stock awards and stock purchase awards.

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

     Incentive Plan Administration. The Incentive Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee is authorized, subject to the provisions of the Incentive Plan, to establish such rules and regulations as it may deem appropriate for the conduct of meetings and proper administration of the Incentive Plan. Subject to the provisions of the Incentive Plan, the Compensation Committee shall have authority, in its sole discretion, to grant awards under the Incentive Plan, to interpret the provisions of the Incentive Plan and, subject to the requirements of applicable law, to prescribe, amend, and rescind rules and regulations relating to the Incentive Plan or any award there under as it may deem necessary or advisable.

     Options. "Incentive Stock Options" meeting requirements of Section 422 of the Code, and "Nonqualified Stock Options" that do not meet such requirements are both available for grant under the Incentive Plan. The term of each Option is determined by the Compensation Committee, but no Option can be exercisable prior to six months from the date of grant or more than 10 years after the date of grant (except in the case of Options that are not Nonqualified Stock Options, where the Compensation Committee can specify a longer period). Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Compensation Committee. In general, the exercise price for Incentive Stock Options must be at least equal to 100% of the fair market value of the Shares on the date of grant and the exercise price for Nonqualified Stock Options will be determined by the Compensation Committee at the time of the grant. The exercise price can be paid in cash, or if approved by the Compensation Committee, by delivery of a promissory note or tendering Shares owned by the participant. Options are not transferable except by will or the laws of descent and distribution and may generally be exercised only by the participant (or his or her guardian or legal representative) during his or her lifetime, provided, however, the Nonqualified Stock Options may, under certain circumstances, be transferable to family members and trust for the benefit of the participant or his or her family members.

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

     Change in Control. Upon the occurrence of a change in control of the Company, all Options and related SARs may become immediately exercisable, the restricted Shares may fully vest and stock purchase loans may be forgiven in full. All options currently outstanding vest upon a change in control of the Company.

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

EMPLOYEES' RETIREMENT PLAN

     The Retirement Plan, maintained by the Company through June 30, 2000, is a defined benefit pension plan covering all employees whose services are performed within the U.S. (including Puerto Rico) who are at least 21 years of age and who have completed at least one year of service and work a minimum of 1,000 hours per year. Vesting occurs after five years of service. The Retirement Plan provides the Company funded benefits based upon an employee's years of service and highest annual salary for any five consecutive years in the last ten years of service.

     A participant's annual benefit is determined, generally as (i) 0.7% of the participant's average annual pay as determined in accordance with the Retirement Plan up to Social Security-covered compensation, multiplied by the participant's years of credited service, plus (ii) 1.3% of the participant's average annual pay as determined in accordance with the Retirement Plan in excess of Social Security-covered compensation, multiplied by the participant's years of credited service. A participant's maximum benefit is limited pursuant to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code"), to $130,000 for 1999, indexed annually. Compensation recognized under the Retirement Plan is limited to $160,000 for 1998 and 1999 and to $170,000 for 2000.

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

     Credited years of service under the Retirement Plan as of December 31, 2000 for the Named Executive Officers are: Stephen Riggio -- 1, Marie J.
Toulantis -- 2, Carl Rosendorf -- 4, William F. Duffy -- 7 and Gary King -- 2.

     The following table illustrates the maximum annual amounts payable at age 65 under the Retirement Plan, based on various levels of highest average annual salary and years of credited service:

                                                        YEARS OF CREDITED SERVICE
                                           ---------------------------------------------------
ASSUMED HIGHEST AVERAGE SALARY               15         20         25         30         35
- ------------------------------             -------    -------    -------    -------    -------
$100,000.................................  $16,260    $21,680    $27,100    $32,520    $37,940
$125,000.................................   21,135     28,180     35,225     42,270     49,315
$150,000.................................   26,010     34,680     43,350     52,020     60,690
$170,000 and above(1)....................   29,910     39,880     49,850     59,820     69,790

- ---------------
(1) The benefits shown corresponding to this compensation reflect the compensation limit under Section 401 (a)(17) of the Code. A participant's compensation in excess of $150,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1994 through 1996; a participant's compensation in excess of $160,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1997 through 1999 and $170,000 in plan year 2000. Benefits accrued as of the last day of the plan year beginning in 1993 on the basis of compensation in excess of $150,000 are preserved.

FATBRAIN 401(k) PLAN

     As a result of the acquisition of Computer Literacy Bookshops, Inc., Fatbrain had a money purchase pension plan, under which Fatbrain contributed to the plan an amount equal to 10% of the employees' annual compensation through June 30, 1997. Fatbrain terminated the money purchase pension plan effective June 28, 1998. The effect of the termination did not have a material adverse effect on Fatbrain's financial position or results of operations. Effective November 1997 Fatbrain adopted the Computer Literacy, Inc. 401(k) Plan (the "401(k) Plan") that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. All full-time equivalent employees over 21 years of age are eligible and may participate in the 401(k) Plan one year subsequent to their hire dates. Under the 401(k) Plan, participating employees may defer portions of their pretax earnings not to exceed 15% of their total compensation. Effective January 1, 1999 Fatbrain revised the plan such that all full-time equivalent employees over 21 years of age are eligible and may participate in the 401(k) Plan six months subsequent to their hire dates. Fatbrain matches 50% for the first 4% contributed by the employee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee consists of William F. Reilly and Jan Michiel Hessels. The Company offers compensation packages designed to attract and retain individuals whose skills are crucial to the long-term success of the Company. The compensation offered by the Company should reward and motivate individual and team performance in attaining business objectives and maximizing stockholder value.

     The Compensation Committee reviews and approves the Company's executive compensation program each year. This includes a comparison of the Company's executive compensation, corporate performance, stock performance and total return to the stockholders with that of peer companies, including other e-commerce companies. In addition, the Compensation Committee considers and reviews the full compensation package afforded by the Company to its executive officers, including pension, insurance and other benefits.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Compensation Committee consists of William F. Reilly and Jan Michiel Hessels, neither of whom is an officer or employee or former officer or employee of the Company or B&N.com. No executive officer of the Company serves as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of the Compensation Committee.

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

                                          COMPENSATION COMMITTEE

                                          Jan Michiel Hessels
                                          William F. Reilly

PERFORMANCE GRAPH

     The graph set forth below compares cumulative total return on the Common Stock of the Company with the cumulative total return of the Standard and Poors 500 Index ("S&P 500") and a peer group of nine companies, consisting of Amazon.com, Inc., Autoweb.com, Inc., Beyond.com Corp., Cyberian Outpost, Inc., Egghead.com, Inc., eToys Inc., iVillage Inc., Peapod, Inc. and Webvan Group, Inc. resulting from an initial assumed investment of $100 in each for the period beginning on the date of the Company's Offering of the Common Stock on May 25, 1999 and ending on December 31, 2000.

                            [Performance Line Graph]

                                                                                   PEER
                                                     barnesandnoble.com inc.      GROUP       S&P 500
                                                     -----------------------    ----------    -------
5/25/99............................................          $100.00             $100.00      $100.00
12/31/99...........................................            78.82              112.39       111.00
12/31/00...........................................             7.29               17.23       100.89

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF SHARES

     The Company has three classes of Common Stock, par value $0.001 per share (the "Common Stock"). Each holder of the Company's Class A Common Stock is entitled to one vote per share. Each holder of the Company's Class B Common Stock or Class C Common Stock (collectively, "High Vote Stock") is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of shares of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder, divided by
(ii) the aggregate number of shares of High Vote Stock owned by such holder. Barnes & Noble is the beneficial owner of all of the Company's outstanding Class B Common Stock and Bertelsmann is the beneficial owner of all of the Company's outstanding Class C Common Stock.

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 1, 2001 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Class A Common Stock; (ii) each of the Company's Directors; (iii) the executive officers named in the Summary Compensation Table contained in "Executive Compensation" below; and (iv) all current executive officers and directors as a group.

                                        NUMBER OF SHARES           PERCENTAGE
                                      CLASS A COMMON STOCK         OF CLASS A          PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER  BENEFICIALLY OWNED(1)      COMMON STOCK(2)      VOTING POWER(3)
- ------------------------------------  ---------------------      ---------------      ---------------
Barnes & Noble, Inc. ...............        57,500,001(4)              35.3%(4)(5)          48.0%(4)(5)
  122 Fifth Ave., New York, NY 10011
Bertelsmann AG......................        57,500,001(4)              35.3(4)(5)           48.0(4)(5)
  Carl-Bertelsmann-Strasse 270
  33311 Gutersloh, Germany
Leonard Riggio......................         7,458,798(6)              14.1                    *
Stephen Riggio......................         1,235,000(7)               2.5                    *
Marie J. Toulantis..................           225,000(8)                 *                    *
Carl Rosendorf......................           646,875(8)               1.3                    *
Gary King...........................           116,065(9)                 *                    *
William F. Duffy....................           459,502(8)                 *                    *
Michael N. Rosen....................            40,000(10)                *                    *
Klaus Eierhoff......................            10,000(8)                 *                    *
Andreas Schmidt.....................                --                   --                    *
Markus Wilhelm......................            60,000(10)                *                    *
Jan Michiel Hessels.................            10,000(8)                 *                    *
William F. Reilly...................            60,000(10)                *                    *
Patricia Higgins....................                --                   --                    *
All current executive officers and
  Directors as a group (13
  persons)..........................        10,271,864(11)             18.5                    *

- ---------------
  *  Represents less than 1%.

 (1) Except as indicated in the notes below, shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days after March 1, 2000 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

 (2) Includes 4,158,088 shares issued to B&N.com in connection with the merger of Fatbrain.

 (3) Represents the percentage of voting power resulting from the effect of all outstanding High Vote Stock, assuming no conversion of that stock into Class A Common Stock.

 (4) Represents shares of High Vote Stock that are convertible into, and Membership Units that are exchangeable for, shares of Class A Common Stock on a one-for-one-basis at any time at the option of the holder thereof.

 (5) The percentage of Barnes & Noble is calculated after giving effect to the Class A Common Stock beneficially owned by each of Barnes & Noble and Bertelsmann. The percentage of Bertelsmann is calculated after giving effect to the Class A Common Stock beneficially owned by each of Barnes & Noble and Bertelsmann. Calculated without such effect, the percentage interest beneficially owned by each of Barnes & Noble and Bertelsmann would be 54.5% and the percentage of voting power beneficially owned by each of Barnes & Noble and Bertelsmann would be 92.3%.

 (6) Includes options granted by the Company to Mr. Leonard Riggio to purchase 5,060,046 shares of Class A Common Stock. Does not include 57,500,001 shares of Class A Common Stock beneficially owned by Barnes & Noble. Mr. Riggio is Barnes & Noble's Chairman of the Board, Chief Executive Officer and principal stockholder. Accordingly, he could be considered to beneficially own the shares owned by Barnes & Noble. Mr. Riggio disclaims any beneficial ownership of such shares.

 (7) Includes options granted by the Company to purchase 1,035,000 shares of Class A Common Stock.

 (8) All of these shares are issuable upon the exercise of options granted by the Company.

 (9) Includes options granted by the Company to purchase 85,875 shares of Class A Common Stock.

(10) Includes options granted by the Company to purchase 10,000 shares of Class A Common Stock.

(11) Includes options granted by the Company to purchase 7,562,298 shares of Class A Common Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (IN THOUSANDS)

     Through its distribution facilities, Barnes & Noble accounted for approximately 53.6%, 58.9% and 60.3% or $107,167, $64,112 and $26,929, of
B&N.com's purchases during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively. Under a Supply Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble, Barnes & Noble charges B&N.com the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. As of December 31, 2000 and 1999, $16,875 and $18,495, respectively, remained payable to Barnes & Noble in connection with such purchases.

     Under a Services Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble ("Services Agreement"), B&N.com receives various services from Barnes & Noble and its subsidiaries, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life), tax and traffic. In accordance with the terms of the Services Agreement, B&N.com has paid, and expects to continue to pay, fees to Barnes & Noble and its subsidiaries in an amount equal to the direct costs plus incremental expenses associated with providing such services. B&N.com paid $1,755, $1,672 and $870 for such services during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively.

     B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility situated in New Jersey. B&N.com paid Barnes & Noble $485, $473 and $271 for such subleased space during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively.

     Since 1999 B&N.com has used the music distributor AEC One Stop Group, Inc. ("AEC"), as its sole supplier, to fulfill its orders for music and to provide a music database. Subsequent to an agreement between AEC and B&N.com, AEC's parent corporation was acquired by an investor group in which a principal stockholder/director/executive officer of the Company was a significant minority investor. B&N.com paid AEC $18,541 and $2,908 in connection with this agreement for merchandise and database usage during the year ended December 31, 2000 and the proforma year ended December 31, 1999, respectively. At December 31, 2000, and 1999 $7,803 and $4,508, respectively, remained payable to AEC in connection with this agreement.

     B&N.com licenses the "Barnes & Noble" name under a license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which a principal stockholder/director/executive officer of the Company is the principal stockholder. Pursuant to the License Agreement, B&N.com has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). The License Agreement is subject to certain limitation provisions.

     Under a Database and Software License Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble (the "Database and Software License Agreement"), B&N.com licenses from Barnes & Noble, the right to use Barnes & Noble's title database, inventory sourcing and special order software. The Database and Software License Agreement is renewable and is subject to certain termination provisions.

     Under a Trademark License Agreement, dated as of October 31, 1998, as amended, between B&N.com and Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, B&N.com was granted a non-exclusive license to use BOL's name and trademark in its operations and to sublicense the BOL name in accordance with the terms of the license as the Class C Directors, in their sole discretion, see fit. The license remains effective until B&N.com either defaults or becomes subject to certain bankruptcy events.

     Under Technology Sharing License Agreements, dated as of October 31, 1998, as amended, between B&N.com and BOL, B&N.com was granted a license to view, access and use BOL's computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com's computer technology and systems. These agreements remain effective until (i) the date both parties mutually agree to terminate, or (ii) from and after the date either Barnes & Noble or Bertelsmann cease having an equity interest of 10% or more in B&N.com. Following termination, each party may continue to use in perpetuity any technology it obtained from the other prior to such termination.

     Barnes & Noble commenced a marketing program in mid-November 2000, whereby a customer purchases a "Readers Advantage Card" for an annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all B&N.com purchases. B&N.com is the primary marketing partner with Barnes & Noble, as such, B&N.com will be allocated a pro rata percentage of net expenses associated with administering the program. Through December 31, 2000, the operating results relating to this program were not significant.

     Textbooks.com, Inc. ("Textbooks.com"), a Corporation owned by a principal stockholder/director/executive officer of the Company, has a subsite on the B&N.com Web site. B&N.com fulfills the orders for Textbooks.com and records the revenue on the textbooks sold. In January 2001 B&N and Textbooks.com formalized an agreement to pay Textbooks.com a royalty on gross revenues (net of product returns and applicable sales tax, if any) realized by B&N.com (excluding shipping and handling) from the sale of books designated as textbooks from January 1, 2000. Under this agreement, B&N.com is permitted to sell textbooks using the "Barnes & Noble" name. The term of the agreement is for five years and shall renew annually for additional one-year periods unless terminated 12 months prior to the end of any given term. The Company recorded expense of $1,500 for the royalty for 2000.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

                                                                     PAGE(S)
                                                                     -------
       Reports of Independent Certified Public Accountants.........    F-1
       Balance Sheets..............................................    F-3
       Statements of Operations....................................    F-4
       Consolidated Statement of Stockholders' Equity..............    F-6
       Statements of Members' Equity...............................    F-7
       Statements of Cash Flows....................................    F-8
       Notes to Financial Statements...............................    F-9

(a)(2) Financial Statement Schedules:

       None.

       All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------
  2.1    Agreement and Plan of Merger, dated as of September 13,
         2000, between the Company and Fatbrain.com, Inc.
         (Incorporated herein by reference to Exhibit 2.1 in the
         Company's Current Report on Form 8-K dated September 26,
         2000)

  3.1    Amended and Restated Certificate of Incorporation of the
         Company.

  3.2    Amended and Restated By-laws of the Company.

 10.1    Second Amended and Restated Limited Liability Company
         Agreement of barnesandnoble.com llc.

 10.2    Amendment No. 1 to Second Amended and Restated Limited
         Liability Company Agreement of barnesandnoble.com llc.
         (Incorporated herein by reference to Exhibit 10.30 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

 10.3    Stockholders Agreement between Barnes & Noble, Inc. and
         Bertelsmann AG.

 10.4 1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company's Registration Statement No. 333-64211, filed May
         24, 1999)

 10.5 Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed
         May 6, 1999)

 10.6    Retirement Plan of the Company. (Incorporated herein by
         reference to Exhibit 10.26 in Amendment No. 2 of the
         Company's Registration Statement No. 333-64211, filed May 6,
         1999)

 10.7 Assignment, Assumption and Consent Agreement and Amendment to Lease dated as of October 1, 1999, among Barnes & Noble,
         Inc., as assignor, barnesandnoble.com llc, as assignee and 111 Chelsea LLC, as landlord. (Incorporated herein by reference to Exhibit 10.33 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

 10.8    Agreement of Lease, dated as of October 1, 1999, between 111
         Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

 10.9    Indenture of Lease and Amendments thereto, dated as of June
         7, 1994, between SDI Technologies, Inc., as Landlord, and B.
         Dalton Bookseller, Inc., as tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 2 of the
         Company's Registration Statement No. 333-64211, filed May 6,
         1999)

 10.10   Lease, dated as of June 30, 1997, between P.A. Building
         Company, as Landlord, and Barnes & Noble, Inc., as Tenant.
         (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.11 Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments
         International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------
 10.12   Lease Agreement, dated September 8, 1999, between ProLogis
         Development Services Incorporated, as landlord, and
         barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.32 in the Company's Form 10-K for
         the year ended December 31, 1999, filed March 30, 2000)

 10.13 Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc.
         (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.14 Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc.

 10.15   Amended and Restated Services Agreement, dated as of October
         31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to
         Exhibit 10.10 in Amendment No. 2 of the Company's
         Registration Statement No. 333-64211, filed May 6, 1999)

 10.16   Amendment No. 1 to the Amended and Restated Services
         Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc.

 10.17   Technology Sharing and Licensing Agreement, dated as of
         October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed
         May 6, 1999)

 10.18   Amendment No. 1 to the Technology Sharing and License
         Agreement, between BOL.Global, Inc., as Licensee, and barnesandnoble.com llc, as Licensor.

 10.19   Technology Sharing and Licensing Agreement, dated as of
         October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed
         May 6, 1999)

 10.20   Amendment No. 1 to the Technology Sharing and License
         Agreement, between BOL.Global, Inc., as Licensor, and barnesandnoble.com llc, as Licensee.

 10.21   Amended and Restated Database and Software License
         Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc.
         (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.22   Amendment No. 1 to the Amended and Restated Database and
         Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc.

 10.23 Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc.
         (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.24   Amendment No. 1 to the Trademark License Agreement, between
         BOL.Global, Inc. and barnesandnoble.com llc.

 10.25 Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College
         Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed
         May 6, 1999)

 10.26   Amendment No. 1 to the Amended and Restated Trademark
         License Agreement, between Barnes & Noble College
         Bookstores, Inc. and barnesandnoble.com llc.

EXHIBIT
  NO.                            DESCRIPTION
- -------                          -----------
 10.27   Web Site Agreement, dated as of January 31, 2001, by and
         between Textbooks.com, Inc. and barnesandnoble.com llc.

 10.28   Interactive Marketing Agreement, dated as of November 1,
         1997, by and between the Company and America Online, Inc.
         (Incorporated herein by reference to Exhibit 10.3 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.29 Ecommerce Merchant Agreement, dated as of October 27, 1997, between the Company and Microsoft Corporation, together with Amendment No. 4 to Ecommerce Merchant Agreement.
         (Incorporated herein by reference to Exhibit 10.4 in Amendment No. 2 of the Company's Registration Statement No.
         333-64211, filed May 6, 1999)

 10.30   Separation Agreement among the Company, B&N.com and Jonathan
         Bulkeley. (Incorporated herein by reference to Exhibit 10.1 in the Company's Form 10-Q, filed on May 15, 2000)

 23.1    Consent of BDO Seidman, LLP.

(b) Reports on Form 8-K:

     On November 29, 2000, the Company filed a Form 8-K reporting under Items 2 and 7. Item 2 provided information related to the completed acquisition of Fatbrain.com and Item 7 filed as an exhibit the Agreement and Plan of Merger between the Company and Fatbrain.com.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          barnesandnoble.com inc.
                                          (Registrant)

Date: March 29, 2001                      By: /s/    STEPHEN RIGGIO
                                            ------------------------------------
                                                       Stephen Riggio
                                                     Vice Chairman and
                                               Acting Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

                       NAME                                      CAPACITY                    DATE
                       ----                                      --------                    ----

                /s/ LEONARD RIGGIO                   Chairman of the Board              March 29, 2001
- ---------------------------------------------------
                  Leonard Riggio

                /s/ STEPHEN RIGGIO                   Vice Chairman and                  March 29, 2001
- ---------------------------------------------------    Acting Chief Executive Officer
                  Stephen Riggio                       (Principal Executive Officer)

              /s/ MARIE J. TOULANTIS                 Chief Financial Officer            March 29, 2001
- ---------------------------------------------------    (Principal Accounting and
                Marie J. Toulantis                     Financial Officer)

               /s/ MICHAEL N. ROSEN                  Secretary and Director             March 29, 2001
- ---------------------------------------------------
                 Michael N. Rosen

                /s/ KLAUS EIERHOFF                   Director                           March 29, 2001
- ---------------------------------------------------
                  Klaus Eierhoff

                /s/ ANDREAS SCHMIDT                  Director                           March 29, 2001
- ---------------------------------------------------
                  Andreas Schmidt

                /s/ MARKUS WILHELM                   Director                           March 29, 2001
- ---------------------------------------------------
                  Markus Wilhelm

              /s/ JAN MICHIEL HESSELS                Director                           March 29, 2001
- ---------------------------------------------------
                Jan Michiel Hessels

               /s/ WILLIAM F. REILLY                 Director                           March 29, 2001
- ---------------------------------------------------
                 William F. Reilly

               /s/ PATRICIA HIGGINS                  Director                           March 29, 2001
- ---------------------------------------------------
                 Patricia Higgins

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
barnesandnoble.com inc.

     We have audited the accompanying consolidated balance sheets of barnesandnoble.com inc. and subsidiary, as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2000 and the period May 25, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and the period May 25, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

                                          BDO Seidman, LLP

New York, New York
February 7, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
barnesandnoble.com llc

     We have audited the accompanying statements of operations, members' equity and cash flows of barnesandnoble.com llc, and its predecessor for the period January 1, 1999 to May 24, 1999 and the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, on the basis described in Note 1 to the financial statements, the results of operations and cash flows of barnesandnoble.com llc and its predecessor for the period January 1, 1999 to May 24, 1999 and the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

                                          BDO Seidman, LLP

New York, New York
February 7, 2001
                    barnesandnoble.com inc. and predecessors

                          CONSOLIDATED BALANCE SHEETS
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
ASSETS:
Current assets:
  Cash and cash equivalents.................................    $179,609        $247,403
  Marketable securities.....................................      32,695         230,644
  Receivables...............................................      26,129          15,520
  Merchandise inventories...................................      48,220           3,886
  Prepaid expenses and other current assets.................       5,983           8,161
                                                                --------        --------
          Total current assets..............................     292,636         505,614
                                                                --------        --------
Fixed assets, net...........................................     150,500          97,854
Long term marketable securities.............................       5,000          71,852
Other non-current assets....................................      80,799           4,198
                                                                --------        --------
          Total assets......................................    $528,935        $679,518
                                                                ========        ========
LIABILITIES AND EQUITY
Current liabilities:
  Accounts payable..........................................    $ 19,066        $ 19,204
  Accrued liabilities.......................................      89,820          39,627
  Due to affiliate..........................................      27,101          17,109
                                                                --------        --------
          Total current liabilities.........................     135,987          75,940
                                                                --------        --------
Minority interest...........................................     284,494         482,896
Stockholders' equity:
  Preferred Stock: $0.001 par value; 50,000,000 shares
     authorized; none issued and outstanding................          --              --
  Common Stock Series A; $0.001 par value; 750,000,000
     shares authorized; 43,787,748 and 29,347,067 shares
     issued and outstanding, respectively...................          44              29
  Common Stock Series B; $0.001 par value; 1,000 shares
     authorized; 1 and 0 shares issued and outstanding,
     respectively...........................................          --              --
  Common Stock Series C; $0.001 par value; 1,000 shares
     authorized; 1 and 0 shares issued and outstanding,
     respectively...........................................          --              --
  Paid-in capital...........................................     187,612         134,452
  Accumulated deficit.......................................     (79,202)        (13,799)
                                                                --------        --------
          Total stockholders' equity........................     108,454         120,682
                                                                --------        --------
Commitments and contingencies
          Total liabilities and stockholders' equity........    $528,935        $679,518
                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 barnesandnoble.com llc and its
                                  barnesandnoble.com inc. and subsidiaries                 predecessor
                               -----------------------------------------------   -------------------------------
                                              (CONSOLIDATED)
                                                PRO FORMA
                                YEAR ENDED      YEAR ENDED      MAY 25, 1999        JANUARY 1,       YEAR ENDED
                               DECEMBER 31,    DECEMBER 31,    TO DECEMBER 31,       1999 TO        DECEMBER 31,
                                   2000         1999(1)(2)          1999         MAY 24, 1999(3)      1998(3)
                               ------------   --------------   ---------------   ----------------   ------------
Net sales....................    $320,115        $193,730         $139,930           $53,800          $ 61,834
Cost of sales................     261,801         159,937          117,850            42,087            47,569
                                 --------        --------         --------           -------          --------
  Gross profit...............      58,314          33,793           22,080            11,713            14,265
                                 --------        --------         --------           -------          --------
Operating expenses:
  Marketing, sales and
     fulfillment.............     132,483         101,077           70,924            31,792            70,423
  Technology and web site
     development.............      40,391          21,006           15,058             5,948             8,532
  General and
     administrative..........      31,293          18,842           12,582             4,622            12,026
  Depreciation and
     amortization............      36,088          15,510           10,183             5,327             7,140
  Impairment and other
     special charges.........      75,051              --               --                --                --
  Stock based compensation...      11,740              --               --                --                --
  Equity in net loss of
     equity investments
     including amortization
     of intangibles..........      30,728              --               --                --                --
                                 --------        --------         --------           -------          --------
          Total operating
            expenses.........     357,774         156,435          108,747            47,689            98,121
                                 --------        --------         --------           -------          --------
Loss from operations.........    (299,460)       (122,642)         (86,667)          (35,976)          (83,856)
Interest income, net.........      23,737          20,238           18,615             1,623               708
                                 --------        --------         --------           -------          --------
Loss before minority
  interest...................    (275,723)       (102,404)         (68,052)          (34,353)          (83,148)
Minority interest............     210,320          54,253           54,253                --                --
                                 --------        --------         --------           -------          --------
Net loss-historical..........    $(65,403)        (48,151)        $(13,799)          (34,353)          (83,148)
                                 ========        ========         ========           =======          ========
Pro forma adjustment to
  minority interest(4).......                      27,534                             27,534            66,518
                                                 --------                            -------          --------
Net loss-pro forma...........                    $(20,617)                           $(6,819)         $(16,630)
                                                 ========                            =======          ========
Basic net loss per common
  share(5)...................    $  (2.02)       $  (0.72)        $  (0.48)          $ (0.24)         $  (0.58)
Basic weighted average common
  shares outstanding(5)......      32,386          28,778           28,797            28,750            28,750
Diluted net loss per
  share(5)...................    $  (2.02)       $  (0.72)        $  (0.48)          $ (0.24)         $  (0.58)

- ---------------
(1) Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

(2) The pro forma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred at the beginning of the respective periods.

(3) Includes the historical results of barnesandnoble.com llc and its predecessor.

(4) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5) For periods prior to May 25, 1999, reflects the pro forma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1998.

          See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (IN THOUSANDS OF DOLLARS)

                                                              COMMON
                                                              STOCK       PAID IN     ACCUMULATED
                                                             SERIES A     CAPITAL       DEFICIT
                                                             --------    ---------    -----------
Balance May 24, 1999.......................................    $--       $      --     $     --
Issuance of common stock in IPO............................     29         484,353           --
Exercise of stock options..................................     --           2,452           --
Capital contribution from Bertelsmann......................     --          50,000           --
Acquisition of barnesandnoble.com llc......................     --         134,796           --
Reclassification to minority interest(1)...................     --        (537,149)          --
Net loss, May 25, 1999 -- December 31, 1999, net of $54,253
  minority interest........................................     --              --      (13,799)
                                                               ---       ---------     --------
Balance, December 31, 1999.................................    $29       $ 134,452     $(13,799)
Issuance of common stock for acquisition of Enews.com......      1          12,857           --
Exercise of stock options..................................      1           5,773           --
Issuance of common stock for acquisition of Fatbrain.com...     13          46,448           --
Reclassification to minority interest(2)...................                (11,918)
Net loss, for the year, net of $210,320 minority
  interest.................................................     --              --      (65,403)
                                                               ---       ---------     --------
Balance, December 31, 2000.................................    $44       $ 187,612     $(79,202)
                                                               ===       =========     ========

- ---------------
(1) To adjust minority interest based on net book equity of barnesandnoble.com llc (after contribution of the proceeds from the Company's initial public offering) multiplied by the ownership percentage in that entity of Barnes & Noble and Bertelsmann.

(2) To adjust minority interest based on net book equity of barnesandnoble.com llc (after the equity transactions in 2000) multiplied by the ownership percentage in that entity of Barnes & Noble and Bertelsmann.

          See accompanying notes to consolidated financial statements.

                    BARNESANDNOBLE.COM INC. AND PREDECESSORS

                         STATEMENTS OF MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                          ACCUMULATED       CAPITAL       MEMBERS'
                                                             LOSS        CONTRIBUTIONS     EQUITY
                                                          -----------    -------------    --------
Balance, January 1, 1998................................     (13,552)        32,765         19,213
Capital contribution from Barnes & Noble, Inc., net.....          --         83,084         83,084
Capital contribution from Bertelsmann...................          --        150,000        150,000
Net loss, year ended December 31, 1998..................     (83,148)            --        (83,148)
                                                           ---------       --------       --------
Balance, December 31, 1998..............................     (96,700)       265,849        169,149
Net loss, January 1, 1999 -- May 24, 1999...............     (34,353)            --        (34,353)
                                                           ---------       --------       --------
Balance, May 24, 1999...................................   $(131,053)      $265,849       $134,796
                                                           =========       ========       ========

          See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 barnesandnoble.com llc
                                                barnesandnoble.com inc. and subsidiaries           and its predecessor
                                             -----------------------------------------------   ---------------------------
                                              YEAR ENDED    (CONSOLIDATED)    MAY 25, 1999      JANUARY 1,     YEAR ENDED
                                             DECEMBER 31,     PRO FORMA      TO DECEMBER 31,     1999 TO      DECEMBER 31,
                                                 2000         YEAR ENDED         1999(1)       MAY 24, 1999       1998
                                             ------------    DECEMBER 31,    ---------------   ------------   ------------
                                                                 1999
                                                            --------------
Cash flows used in operating activities:
  Net loss.................................   $ (65,403)      $ (48,151)        $ (13,799)       $(34,353)      $(83,148)
  Adjustments to reconcile net loss to net
    cash flows used in operating
    activities:
    Depreciation and amortization..........      36,088          15,510            10,183           5,327          7,140
    Equity in net loss of equity
      investments including amortization of
      intangibles..........................      30,728              --                --              --             --
    Impairment and special charges.........      75,051              --                --              --             --
    Loss on sale of fixed assets...........          --              --                --              --            205
    Changes in certain assets and
      liabilities, net of effects from
      acquisition:
      Increase in receivables, net.........      (4,353)        (13,133)          (11,894)         (1,239)        (1,957)
      Increase in merchandise
        inventories........................     (37,921)         (2,307)           (1,747)           (560)          (964)
      Decrease (increase) in prepaid
        expenses and other current
        assets.............................      (7,834)          2,609             2,284             325         (1,525)
      Increase (decrease) in accounts
        payable............................     (10,285)         19,204            16,683           2,521         (3,857)
      Increase (decrease) in due to
        affiliate..........................       9,992           3,918             8,878          (4,960)        13,191
      Increase (decrease) in accrued
        liabilities........................      15,769          19,823            27,855          (8,032)        16,547
    Minority interest in loss..............    (210,320)        (54,253)          (54,253)             --             --
                                              ---------       ---------         ---------        --------       --------
        Net cash flows used in operating
          activities.......................    (168,488)        (56,780)          (15,810)        (40,971)       (54,368)
                                              ---------       ---------         ---------        --------       --------
Cash flows from investing activities:
  Purchases of fixed assets................    (103,716)        (71,889)          (63,973)         (7,916)       (31,035)
  (Purchases) sales of marketable
    securities.............................     264,801        (302,496)         (302,496)             --             --
  Decrease (increase) in restricted cash...          --          50,393                --          50,393        (50,393)
  Proceeds from sale of fixed assets.......          --              --                --              --            200
  Net assets of barnesandnoble.com llc at
    date of acquisition....................          --              --            97,729         (97,729)            --
  Acquisition and investments in
    businesses, net of cash acquired.......     (65,715)             --                --              --             --
  (Increase) decrease in other non-current
    assets.................................        (449)         (5,599)           (4,881)           (717)          (548)
                                              ---------       ---------         ---------        --------       --------
        Net cash flows from investing
          activities.......................      94,921        (329,591)         (273,621)        (55,969)       (81,776)
                                              ---------       ---------         ---------        --------       --------
Cash flows from financing activities:
  Proceeds from initial public offering....          --         484,382           484,382              --             --
  Capital contributions from members.......          --          50,000            50,000              --        233,084
  Proceeds from exercise of stock
    options................................       5,773           2,452             2,452              --             --
                                              ---------       ---------         ---------        --------       --------
    Net cash flows from financing
      activities...........................       5,773         536,834           536,834              --        233,084
                                              ---------       ---------         ---------        --------       --------
Net change in cash and cash equivalents....     (67,794)        150,463           247,403         (96,940)        96,940
Cash and cash equivalents at beginning of
  period...................................     247,403          96,940                --          96,940             --
                                              ---------       ---------         ---------        --------       --------
Cash and cash equivalents at end of
  period...................................   $ 179,609       $ 247,403         $ 247,403        $     --       $ 96,940
                                              =========       =========         =========        ========       ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Stock issued in connection with business
acquisitions...............................   $  59,305              --                --              --             --

- ---------------
(1) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

          See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BUSINESS AND ORGANIZATION

     barnesandnoble.com inc. (the "Company") is a holding company whose sole asset is a 27.6% equity interest in barnesandnoble.com llc ("B&N.com"), an online retailer of knowledge, information, education and entertainment related products, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115,000 Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

     On March 10, 1999, Barnes & Noble caused B&N Sub Corp. to establish the Company. On May 24, 1999, B&N Sub Corp. transferred its ownership of the Company to B&N.com Holding Corp ("BN.com Holding Corp."). This resulted in Barnes & Noble owning 100% of BN.com Holding Corp. which owns 100% of the Company. Subsequent to that, the Company filed an amended charter that, among other things, reclassified its outstanding common stock to one share of Class B Common Stock. The Company then issued a share of Class C Common Stock constituting a 50% interest in the Company to a wholly owned subsidiary of Bertelsmann. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

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

     References to 2000 and 1999 are to the Company as of the year-end and to the Company and its predecessor for the full year. References prior to 1999 are to B&N.com and its predecessor. Operating information included in these notes for 1999 is presented on a full year basis because, as a result of the
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

reorganization described above, it is not considered meaningful to present separate data for the periods before and after May 25, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in Fatbrain has been presented in the accompanying consolidated financial statements as a consolidated wholly owned subsidiary beginning after the effective date of the merger, November 16, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

MERCHANDISE INVENTORIES

     Merchandise inventories are valued at the lower of cost or market as determined on a weighted average basis. B&N.com purchases a substantial majority of its products from two major vendors, Ingram Book Group ("Ingram") and Barnes & Noble. Ingram accounted for 20.4%, 22.5% and 25.9% of B&N.com's inventory purchases during the years ended December 31, 2000, 1999 and 1998, respectively. Barnes & Noble accounted for 53.6%, 58.9% and 60.3% of B&N.com's inventory purchases during the years ended December 31, 2000, 1999 and 1998, respectively.

FIXED ASSETS

     Fixed assets are carried at cost, less accumulated depreciation and amortization. Computers and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", direct internal and external costs associated with the development of the features and functionality of B&N.com's online store, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful lives of three years. Other costs relating to internal use software are expensed as incurred. B&N.com has evaluated all software development projects that were in progress as of December 31, 2000 to determine whether or not it was no longer probable that any of the projects would be placed in service. Based on that evaluation, B&N.com expects to complete and put in service all software development projects that existed as of year-end.

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

     The Company periodically evaluates the recoverability of goodwill and considers whether this goodwill should be completely or partially written off based upon several factors, including management's intention with respect to the acquired operations and those operations' projected undiscounted cash flows.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

INVESTMENTS

     Investments in affiliates over which the Company has significant influence (generally where ownership interests range from 20% to 50%, and the Company does not exercise control of the affiliate), are accounted for under the equity method. The cost method is used when there is neither significant influence nor control. All investments accounted for under the equity and cost method are classified as other non-current assets.

     The Company periodically evaluates whether the declines in fair value of its equity investments are other-than-temporary. This evaluation consists of reviewing qualitative and quantitative factors including operating results and trends as well as market prices of public companies operating in the same sector.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts for the Company's cash and cash equivalents, accounts payable and other liabilities approximate fair value. The fair value for marketable securities is based on quoted market prices that approximate cost.

NET SALES

     Sales of B&N.com's products are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Net sales include revenue generated from outbound shipping and handling charges. International net sales were $19,564, $12,817 and $6,212 for the year ended December 31, 2000, the proforma year ended December 31,1999 and the year ended December 31, 1998, respectively. Allowances for doubtful accounts are nominal.

ADVERTISING COSTS

     B&N.com expenses the costs of advertising for magazines, television, radio and other media the first time the advertising takes place. Expenses for such advertising was $17,305, $41,845 and $32,435 for the year ended December 31, 2000, the proforma year ended December 31,1999 and the year ended December 31, 1998, respectively.

TECHNOLOGY AND WEB SITE DEVELOPMENT

     Technology and web site development expenses included in the accompanying statements of operations consist principally of indirect development costs and all costs associated with the maintenance of the features and functionality of B&N.com's online stores, transaction-processing systems, telecommunications infrastructure and network operations.

NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

     Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Diluted net loss per share for the year ended December 31, 1999 and the period May 25, 1999 to December 31, 1999 is presented on an "if converted" basis, which assumes the outstanding Membership Units of B&N.com were converted into 115,000 shares of Class A Common Stock of the Company and the minority interest in the net loss was eliminated. For the year ended December 31, 2000, diluted net loss per share, assuming the conversion of Membership Units to shares of Class A Common Stock is antidilutive. Accordingly, such conversion is not reflected in diluted net loss per share for that year. Diluted
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

net loss per share for the year ended December 31, 2000 and the period May 25, 1999 to December 31, 1999 also excludes the effect of outstanding stock options none of which are dilutive.

INCOME TAXES

     Through October 31, 1998, B&N.com, as a wholly owned subsidiary, was included in Barnes & Noble's U.S. consolidated income tax returns. As such, any benefit for income taxes due to losses generated by B&N.com were realized and recognized by Barnes & Noble. Effective November 1, 1998, the operations of the entity were contributed to a limited liability company and as such is not considered a taxable entity for Federal income tax purposes and most state income tax purposes. Any taxable income or losses recorded subsequent to the formation of the limited liability company are reported by the members on their respective income tax returns. As a result, no tax benefits have been allocated to the Company for its losses for all periods presented. B&N.com recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

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

CONCENTRATION OF CREDIT RISK

     B&N.com is subject to concentrations of credit risk from its holdings of cash, cash equivalents and short-term investments. B&N.com's credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. At December 31, 2000 and 1999, B&N.com had no significant concentrations of credit risk.

STOCK OPTIONS

     The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

RECLASSIFICATIONS

     Certain prior-period amounts have been reclassified for comparative purposes to conform with the 2000 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on EITF Issue No. 00-2, "Accounting for Web Site Development Costs." This consensus provides guidance on which types of Web development costs should be capitalized or expensed. The consensus is effective for Web site development costs incurred for the fiscal quarters beginning after June 30, 2000. Adoption of this consensus has not had a material impact on the financial position or results of operations of the Company.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     In March 2000, FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Based Compensation ("FIN 44")." FIN 44 clarifies the application of Accounting Principles Board Opinion No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998, or January 12, 2000. To the extent that FIN 44 covers events occurring during the period after December 15, 1998, or January 12, 2000, but before the effective date of July 1, 2000, the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. On March 1, 2000 the Company repriced approximately five million stock options and elected early adoption of FIN 44. The Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.

     In March 2000, the EITF reached a consensus on EITF Issue No. 00-14, "Accounting for Coupons, Rebates and Discounts." This consensus provides guidance on the recognition, measurement, and income statement classification of sales incentives that are offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of, a single exchange transaction. The Company has adopted this requirement and now promotional coupon redemptions, formerly classified as marketing and sales expense, are recorded as a net reduction to sales. The EITF pronouncement requires the implementation of this change effective within all reporting periods beginning in the fourth quarter of the fiscal year beginning after December 15, 1999, and also requires all prior periods to be reclassified to reflect this modification.

     In July 2000, the EITF reached a consensus on EITF Issue No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." This consensus provides guidance concerning under what circumstances a company should report revenue, based on (a) the gross amount billed to a customer when the Company has earned revenue from the sale of the goods or services or (b) the net amount retained (that is, the amount billed to the customer less the amount paid to a supplier) when the Company has earned a commission or fee. The consensus should be applied by SEC registrants no later than the fourth quarter of a registrant's fiscal year beginning after December 15, 1999. The adoption of this consensus, which is consistent with the Company's accounting policies, has not had an impact on its financial position or results of operations.

     In September 2000, the EITF reached a consensus on EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sales transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed in footnote format. It also determined that if such shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement in which they are included. Net sales reported by the Company include revenue generated from outbound shipping and handling charges. Costs related to inbound and outbound shipping are classified as cost of sales. Fulfillment costs include distribution and customer service center expenses for activities such as receiving of goods, picking of goods for shipment and assembly for shipment. Fulfillment costs are included in marketing, sales and fulfillment. For the year ended December 31, 2000, the proforma year ended December 31, 1999 and the year ended December 31, 1998 fulfillment costs of $50,455, $24,497 and $10,914 respectively, were included in marketing, sales and fulfillment.

     Pursuant to the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," the Company has reviewed its accounting policies for the recognition of revenue. SAB No. 101 was required to be implemented in the fourth quarter 2000. SAB No. 101 provides guidance on applying generally accepted accounting principles to revenue recognition in
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

financial statements. The Company's policies for revenue recognition are consistent with the views expressed within SAB No. 101.

     In June 1998, the FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". FASB Statement No. 137 delayed the effective date of FASB Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Based in the Company's current and anticipated business activities, adoption of Statement No. 133 is not expected to have an impact on its financial statements.

3. MARKETABLE SECURITIES

     B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com classified investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

     At December 31, 2000, marketable securities consist primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Long-term marketable securities at December 31, 2000 had maturities of within one year. Unrealized holding gains and losses at December 31, 2000 and 1999 were not significant.

4. ACQUISITIONS

     On November 16, 2000, the Company acquired Fatbrain.com Inc. ("Fatbrain"), the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace, for $61,956 (paid 25% in cash and 75% in stock totaling 12,474 shares). The shares of Fatbrain were transferred to a wholly owned subsidiary of B&N.com in exchange for additional Membership Units. Fatbrain is now operated as Fatbrain.com LLC. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements of the Company. The excess of purchase price over the net assets acquired, in the amount of $59,557, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of three years.

     The following table summarizes pro forma results of operation as if the Company had completed the merger as of January 1, 1999:

                                                           2000        1999
                                                         ---------   ---------
Net sales..............................................  $ 374,939   $ 229,068
Loss from operations...................................   (353,627)   (169,815)
Loss before minority interest..........................   (329,657)   (148,656)
Net loss...............................................    (90,411)    (39,388)
Basic and diluted net loss per share...................  $   (2.09)  $   (0.95)

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The pro forma results of operations include adjustments to give effect to the amortization of goodwill in each period presented. The information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in future periods.

     In connection with the acquisition of Fatbrain, B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment operation facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059 and closure of the facility of $1,876. The accrued severance and other employee costs relate to the termination of 100 employees. These amounts are included in Other accrued liabilities at December 31, 2000.

     B&N.com's plans have not been finalized in all areas, and additional restructuring costs may result as it continues to evaluate and assess the impact of duplicate responsibilities. B&N.com anticipates completion of these activities within the next twelve months. Any costs related to future consolidation efforts will be charged to operations.

     In January 2000, the Company acquired an approximate 32% interest in Enews.com ("Enews") for $26,428 in cash and 714 shares of the Company's stock valued at $12,857. The investment in Enews was transferred to B&N.com in exchange for additional Membership Units.

     Summarized balance sheet information of Enews is as follows:

                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Current assets..........................................    $ 7,033
Noncurrent assets.......................................     12,961
Current liabilities.....................................     13,713
Noncurrent liabilities..................................        160
Net assets..............................................      6,121

     Summarized statement of operations information for Enews, for the period during which the Company had an investment in such, is as follows:

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              2000
                                                          ------------
Net sales...............................................    $  7,783
Gross profit (loss).....................................      (3,737)
Net loss................................................     (31,362)

     In June 2000, B&N.com invested $20,000 in cash for a 25% equity interest in MightyWords Inc. ("MightyWords"). The Company has accounted for this acquisition using the equity method of accounting. Control of MightyWords has been deemed temporary by the management of B&N.com as MightyWords plans to seek additional financing in the near future that will effectively decrease the percentage ownership by B&N.com below 50%. The results of operations of MightyWords for the period subsequent to acquisition are not significant.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

5. FIXED ASSETS

     Fixed assets, at cost, consist of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Computers and equipment................................  $104,634    $ 56,363
Leasehold improvements.................................    29,721      10,699
Software...............................................    62,701      34,236
Construction in progress...............................       531      18,263
                                                         --------    --------
                                                          197,587     119,561
Less accumulated depreciation..........................    47,087      21,707
                                                         --------    --------
  Fixed assets, net....................................  $150,500    $ 97,854
                                                         ========    ========

     Due to an impairment to the carrying value of certain fixed assets, B&N.com recorded an impairment charge of $22,938 during 2000 (See Note 7).

6. ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
Accrued merchandise payables.............................  $22,485    $    --
Accrued special charges..................................   18,198         --
Accrued fixed assets.....................................   10,424     12,644
Accrued compensation.....................................    5,618      3,470
Accrued advertising......................................    4,517     12,990
Other....................................................   28,578    $10,523
                                                           -------    -------
                                                           $89,820    $39,627
                                                           =======    =======

7. IMPAIRMENT AND SPECIAL CHARGES

     In the fourth quarter of 2000, B&N.com initiated a company-wide assessment of its cost structure, investments, and long-term marketing relationships directed toward leveraging marketing, sales and fulfillment expenses and focusing its attention on the core aspects of its business.

     In connection with that assessment an impairment of fixed assets and other special charges of $75,051 ($0.51 per share) were recorded as a component of operating expenses during the fourth quarter of 2000. These charges are primarily related to the following:

     Closure of Facility -- B&N.com will consolidate fulfillment operations by focusing on increased distribution from its two new facilities in Memphis, Tennessee and Reno, Nevada and closing a fulfillment center in New Jersey. Charges include exit costs related to the remaining term of noncancellable lease obligations of the facility to be closed in 2001 as well as the abandonment of related fixed assets that will not be suited for future use.

     Impairment of Fixed Assets -- As of December 31, 2000 B&N.com wrote-off certain fixed assets, primarily software, that were no longer used in operations.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Impairment of Other Non-Current Assets -- B&N.com concluded that the carrying amount of certain equity investments exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities, material changes in business models, and significant, recurring operating losses.

     A summary of the impairment and special charges are as follows:

Facility closure costs.....................................  $ 4,871
Impairment of equity investments...........................   23,115
Impairment of fixed and other assets.......................   47,065
                                                             -------
          Total............................................  $75,051
                                                             =======

     B&N.com's cost saving initiatives will continue into the following year and will result in a charge of approximately $5,000, to be recorded in the first half of 2001. These costs will be attributable to severance and other exit charges incurred by B&N.com. This cost saving plan is expected to be substantially completed by the first half of 2002.

8. INCOME TAXES

     The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 2000, the Company had net operating loss carryforwards of approximately $81,348 related to US federal and state jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under the Internal Revenue Code.

     The deferred tax asset as of December 31, 2000 was approximately $30,099, which consisted of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding its realization.

9. STOCKHOLDERS' EQUITY

     There are three classes of common stock authorized: Class A Common Stock ("Class A Common"), Class B Common Stock ("Class B Common") and Class C Common Stock ("Class C Common"). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively "High Vote Stock"), except that each holder of Class A Common is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company's Amended and Restated Certificate of Incorporation (the "Amended Charter"), each of the holders of the High Vote Stock has the right to directly elect three of the Company's directors. Otherwise, holders of Class A Common and High Vote Stock (collectively "Common Stock") generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval except as otherwise required by applicable Delaware law.

     The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. There is no Preferred Stock outstanding.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

10. COMMITMENTS

     B&N.com currently leases warehouse facilities, office space and equipment under noncancelable operating leases. Rental expense under operating lease agreements was $6,973, $2,265 and $1,317 for the year ended December 31, 2000, 1999 (proforma) and 1998, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 2000 are:

                                                           FUTURE
YEAR ENDING                                             MINIMUM LEASE
DECEMBER 31,                                              PAYMENTS
- ------------                                            -------------
2001..................................................    $  9,760
2002..................................................       9,708
2003..................................................       9,121
2004..................................................       9,039
2005..................................................       8,470
Thereafter............................................      64,027
                                                          --------
                                                          $110,125
                                                          ========

     Obligations under Letters of Credit as of December 31, 2000 were $5,539.

11. EMPLOYEES' RETIREMENT AND DEFINED CONTRIBUTION PLANS

     B&N.com maintained a noncontributory defined benefit pension plan (the "Pension Plan") for the benefit of substantially all of its employees who met certain eligibility requirements, primarily age and length of service through June 30, 2000. Benefits provided by the Pension Plan were based on years of credited service and covered earnings for Social Security benefits. B&N.com's contributions to the Pension Plan are generally in amounts determined by independent consulting actuaries. The Pension Plan was separated from the Barnes & Noble Pension Plan as of October 31, 1998. Norwest Bank is the trustee for the Pension Plan and all assets are managed by Fidelity Investments.

     Actuarial assumptions used in determining the funded status of the Pension Plan are as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              2000    1999
                                                              ----    ----
Discount rate (beginning of year)...........................  7.75%   7.25%
Discount rate (end of year).................................  7.75%   7.75%
Expected long-term rate of return on plan assets............  9.50%   9.50%
Assumed rate of compensation increase.......................  4.75%   4.75%

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table sets forth the funded status of the Pension Plan and the pension liability recognized for the Pension Plan in the accompanying balance sheets:

                                                               DECEMBER 31,
                                                              --------------
                                                              2000     1999
                                                              -----    -----
Actuarial present value of benefit obligation:
  Vested benefits...........................................  $(394)   $(158)
  Non-vested benefits.......................................   (287)     (73)
                                                              -----    -----
Accumulated benefit obligation..............................   (681)    (231)
Effect of projected future compensation increases...........     --     (271)
                                                              -----    -----
Projected benefit obligation................................   (681)    (502)
Plan assets at market value.................................    866      430
                                                              -----    -----
Excess (deficiency) of plan assets over projected benefit
  obligation................................................    185      (72)
Unrecognized net gain (loss)................................     84       (6)
Unrecognized net obligation remaining.......................     --       --
Unrecognized prior service cost.............................     --      (12)
                                                              -----    -----
Pension asset (liability)...................................  $ 269    $ (90)
                                                              =====    =====

     Charges for the Pension Plan were $156 and $100 for each of the years ended December 31, 2000 and 1999 (proforma), respectively.

     B&N.com, through Barnes & Noble, also sponsors a defined contribution plan (the "Savings Plan") for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax or post-tax basis, at their option. Participants have investment options of various mutual funds. B&N.com's contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees' pre-tax contributions and are in Barnes & Noble stock. Charges for the Savings Plan were $428 and $188 for each of the years ended December 31, 2000 and 1999 (proforma), respectively.

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

     Fatbrain has a 401(k) Plan under which all full-time equivalent employees, over 21 years of age, are eligible to participate six months subsequent to their hire date. Fatbrain matches 50% for the first 4% contributed by the employee.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

12. STOCK INCENTIVE PLAN

     As of December 31, 1998, B&N.com had one incentive plan (the "1998 Plan") under which stock options were granted to key officers, employees, consultants, advisors, and managers of B&N.com and its subsidiaries and affiliates. The Compensation Committee of the Board of Managers was responsible for the administration of the 1998 Plan. Generally, options were granted at fair market value, began vesting one year after grant in 25% increments, were to expire 10 years from issuance and were conditioned upon continual employment during the vesting period. Options granted under the 1998 Plan were replaced with options to purchase shares of the Class A Common Stock of the Company under the Company's 1999 Incentive Plan (the "1999 Plan"). The 1999 Plan is substantially the same as the 1998 Plan, and is administered by the Compensation Committee of the Company's Board of Directors. The 1999 Plan allows the Company to grant options to purchase 25,500 shares of the Company's Class A Common Stock.

     Stock based compensation for the year ended December 31, 2000 is primarily attributable to expenses incurred from a payment of $10.9 million to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options. On March 1, 2000 the Company repriced approximately five million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.

     A summary of the status of stock options as of December 31, 2000 is presented below:

                                                         OUTSTANDING OPTIONS
                                                    -----------------------------
                                                                 WEIGHTED AVERAGE
                                                    NUMBER OF     EXERCISE PRICE
                                                     SHARES         PER SHARE
                                                    ---------    ----------------
Balance December 31, 1999.........................    19,591          $ 6.95
  Options granted.................................    10,806            6.55
  Options cancelled...............................   (10,255)          10.54
  Options exercised...............................    (1,252)           4.61
                                                     -------          ------
Balance December 31, 2000.........................    18,890          $ 4.93
                                                     =======          ======

     The following table summarizes information as of December 31, 2000 concerning outstanding and exercisable options:

                                       OPTIONS OUTSTANDING
                               -----------------------------------        OPTIONS EXERCISABLE
   RANGE OF                    WEIGHTED AVERAGE                      ------------------------------
   EXERCISE                       REMAINING       WEIGHTED AVERAGE                 WEIGHTED AVERAGE
     PRICE         NUMBER        CONTRACTUAL       EXERCISE PRICE      NUMBER       EXERCISE PRICE
   PER SHARE     OUTSTANDING   LIFE (IN YEARS)       PER SHARE       EXERCISABLE      PER SHARE
- ---------------  -----------   ----------------   ----------------   -----------   ----------------
 2.50 - 4.91       13,424            8.95              $3.61            8,034           $3.84
5.125 - 8.00        4,574            9.47               7.84            1,057            8.00
8.125 - 10.9375       892            9.33               9.53                0               0
                   ------            ----              -----            -----           -----
                   18,890            9.10              $4.92            9,091           $4.32
                   ======            ====              =====            =====           =====

     Grants during 2000 and 1999, were at fair value. Therefore, no compensation expense was recorded.

     Had the Company determined the compensation cost of employee stock options based on the fair value of the stock option grant dates in accordance with the Statement of Financial Accounting Standards No. 123,
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

"Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss would have been increased to the pro forma amounts below:

                                                              YEAR ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                                     PROFORMA
                                                           2000        1999
                                                         --------    --------
Net loss:
  As reported..........................................  $(65,403)   $(20,617)
  Pro forma SFAS 123...................................   (72,515)    (25,548)
Basic net loss per share:
  As reported..........................................     (2.02)      (0.72)
  Pro forma SFAS 123...................................     (2.24)      (0.89)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     1999
                                                              ------    -----
Average risk free interest rates............................    5.25%    5.25%
Average expected life (in years)............................    5.00     5.00
Volatility..................................................  174.58%   57.50%

     The weighted-average fair value of the options granted during the years 2000 and 1999 was estimated to be $6.26 and $8.34, respectively, for options granted at fair market value.

13. LITIGATION

     In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $10,000 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. The Company and B&N.com intend to vigorously defend this action.

     In March 1998, the American Booksellers Association and 26 independent bookstores filed a lawsuit in the United States District Court for the Northern District of California against Barnes & Noble and Borders Group Inc. alleging violations of the Robinson-Patman Act, the California Unfair Trade Practice Act and the California Unfair Competition Law. The Complaint seeks injunctive and declaratory relief; treble damages on behalf of each of the bookstore plaintiffs, and, with respect to the California bookstore plaintiffs, any other damages permitted by California law; disgorgement of money, property and gains wrongfully obtained in connection with the purchase of books for resale, or offered for resale, in California from March 18, 1994 until the action is completed and pre-judgment interest on any amounts awarded in the action, as well as attorney fees and costs. In October 1999, the Company and B&N.com were added as defendants in the action. Although the Complaint does not specify the amount of damages sought, in discovery plaintiffs served a report
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

of their expert witness estimating plaintiff's damages, which did not ascribe any of those damages to the Company or B&N.com. In January 2000, the Company and B&N.com filed an Answer to the Complaint, denying any liability to plaintiffs and asserting various defenses. In January 2001, the Company and B&N.com filed a motion for summary judgment seeking dismissal of all plaintiffs' claims. On March 20, 2001, the court granted that motion and dismissed the Company and B&N.com from the case (unaudited). In the event that decision is appealed, the Company and B&N.com intend to continue to vigorously defend this action.

     On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999, the Court granted Amazon's motion for a preliminary injunction. As a result, consistent with the Court's order, B&N.com replaced its Express Lane feature with an Express Checkout feature requiring two clicks. To date, there has been no claim by Amazon that the Express Checkout feature infringes Amazon's patent. The Order granting the preliminary injunction was appealed to the United States Court of Appeals for the Federal Circuit, where oral argument was heard in October 2000. In February 2001, the appeals court reversed the district court's grant of a preliminary injunction on the grounds that the Company and B&N.com had raised substantial questions as to the validity of Amazon's patent. The appeals court vacated the preliminary injunction and remanded the case to the district court for further proceedings.

     An answer and counterclaim for a declaratory judgment that Amazon's patent is invalid and, in any event, has not been infringed was served on behalf of the Company and B&N.com in December 1999. Discovery has been commenced and trial is scheduled to begin in September 2001. The Company and B&N.com intend to vigorously defend this action.

     In addition to the litigations described above, B&N.com is involved in various legal proceedings incidental to the conduct of its business. The Company does not believe that any of those legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of B&N.com.

14. RELATED PARTY TRANSACTIONS

     Through its distribution facilities, Barnes & Noble accounted for approximately 53.6%, 58.9% and 60.3% or $107,167, $64,112 and $26,929, of
B&N.com's purchases during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively. Under a Supply Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble, Barnes & Noble charges B&N.com the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. As of December 31, 2000 and 1999, $16,875 and $18,495, respectively, remained payable to Barnes & Noble in connection with such purchases.

     Under a Services Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble ("Services Agreement"), B&N.com receives various services from Barnes & Noble and its subsidiaries, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life), tax and traffic. In accordance with the terms of the Services Agreement, B&N.com has paid, and expects to continue to pay, fees to Barnes & Noble and its subsidiaries in an amount equal to the direct costs plus incremental expenses associated with providing such services. B&N.com paid $1,755, $1,672 and $870 for such services during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively.

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility situated in New Jersey. B&N.com paid Barnes & Noble $485, $473 and $271 for such subleased space during the year ended December 31, 2000, 1999 (proforma) and 1998, respectively.

     Since 1999, B&N.com has used the music distributor AEC One Stop Group, Inc. ("AEC"), as its sole supplier, to fulfill its orders for music and to provide a music database. Subsequent to an agreement between AEC and B&N.com, AEC's parent corporation was acquired by an investor group in which a principal stockholder/director/executive officer of the Company was a significant minority investor. B&N.com paid AEC $18,541 and $2,908 in connection with this agreement for merchandise and database usage during the year ended December 31, 2000 and 1999 (proforma), respectively. At December 31, 2000, and 1999 $7,803 and $4,508, respectively, remained payable to AEC in connection with this agreement.

     B&N.com licenses the "Barnes & Noble" name under a license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which a principal stockholder/director/executive officer of the Company, is the principal stockholder. Pursuant to the License Agreement, B&N.com has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). The License Agreement is subject to certain limitation provisions.

     Under a Database and Software License Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes and Noble (the "Database and Software License Agreement"), B&N.com licenses from Barnes & Noble, the right to use Barnes & Noble's title database, inventory sourcing and special order software. The Database and Software License Agreement is renewable and is subject to certain termination provisions.

     Under a Trademark License Agreement, dated as of October 31, 1998, as amended, between B&N.com and Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, B&N.com was granted a non-exclusive license to use BOL's name and trademark in its operations and to sublicense the BOL name in accordance with the terms of the license as the Class C Directors, in their sole discretion, see fit. The license remains effective until B&N.com either defaults or becomes subject to certain bankruptcy events.

     Under Technology Sharing License Agreements, dated as of October 31, 1998, as amended, between B&N.com and BOL, B&N.com was granted a license to view, access and use BOL's computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com's computer technology and systems. These agreements remain effective until (i) the date both parties mutually agree to terminate, or (ii) from and after the date either Barnes & Noble or Bertelsmann cease having an equity interest of 10% or more in B&N.com. Following termination, each party may continue to use in perpetuity any technology it obtained from the other prior to such termination.

     B&N.com and Barnes & Noble commenced a marketing program in mid November 2000, whereby a customer purchases a "Readers Advantage Card" for an annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts taken with each company. Through December 31, 2000, the operating results relating to this program were not significant.

     Textbooks.com, Inc. ("Textbooks.com") a Corporation owned by a principal stockholder/director/executive officer of the Company, has a subsite on the B&N.com Web site. B&N.com fulfills the orders for Textbooks.com and records the revenue on the textbooks sold. In January 2001, B&N and Textbooks.com formalized an agreement to pay Textbooks.com a royalty on gross revenues (net of product returns and applicable sales tax, if any) realized by B&N.com (excluding shipping and handling) from the
                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

sale of books designated as textbooks from January 1, 2000. Under this agreement, B&N.com is permitted to sell textbooks using the "Barnes & Noble" name. The term of the agreement is for five years and shall renew annually for additional one-year periods unless terminated 12 months prior to the end of any given term. The Company recorded expense of $1,500 for the royalty for 2000.

     As a result of the purchase of Fatbrain, the Company owns approximately 53% of the shares in MightyWords. MightyWords has an agreement with Fatbrain that provides for the processing of its checks for a service fee. The amount of service fees paid to Fatbrain for the year ended December 31, 2000 was $250.

     B&N.com has an approximate 32% equity stake in eNews Corporation and accounts for this investment under the equity method. B&N.com fulfills a majority of orders for magazines subscriptions through eNews Corporation and records a commission on these sales. Beginning in October 2000, eNews subleased space from B&N.com at its New York office for an annual rent of $95. During the year ended December 31, 2000, B&N.com recorded commissions of approximately $400 and rent and related services of $65.

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

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables contain set forth, for the periods indicated, selected unaudited financial data.

                                                                 THREE MONTHS ENDED
                                               ------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,    JUNE 30,    MARCH 31,
                                                   2000            2000           2000        2000
                                               ------------    -------------    --------    ---------
Net sales....................................    $104,639        $ 74,073       $67,428      $73,975
Gross profit.................................      22,111          14,852        10,462       10,889
Net loss.....................................     (36,431)        (10,260)       (9,572)      (9,140)
Basic net loss per common share(2)...........    $  (0.97)       $  (0.33)      $ (0.31)     $ (0.30)
Weighted average shares......................      37,550          31,141        30,783       30,027

                                                                  THREE MONTHS ENDED
                                               ---------------------------------------------------------
                                               DECEMBER 31,    SEPTEMBER 30,     JUNE 30,     MARCH 31,
                                                   1999            1999         1999(3)(4)    1999(3)(4)
                                               ------------    -------------    ----------    ----------
Net sales....................................    $ 76,236        $ 46,999         $38,178      $32,317
Gross profit.................................      10,757           8,040           7,695        7,301
Net loss.....................................      (7,807)         (4,375)         (4,391)      (4,044)
Basic net loss per common share(2)...........    $  (0.27)       $  (0.15)        $ (0.15)     $ (0.14)
Weighted average shares......................      28,797          28,802          28,763       28,750

                    barnesandnoble.com inc. and predecessors

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The total of quarterly per share amounts may not equal per share amounts for the full year because of changes in the number of weighted-average shares outstanding and the effects of rounding.
- ---------------
(1) Includes impairment and other special charges of $75,051.

(2) Assumed conversion of Membership Units does not result in dilution.

(3) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

(4) Includes the historical results of barnesandnoble.com llc and its predecessor.