Form 10-Q
period 2001-03-31
BARNESANDNOBLE COM INC
filed 2001-05-14
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001

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

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of May 8, 2001 was 47,945,566, one and one, respectively.

                             barnesandnoble.com inc.

                                 March 31, 2001

                               Index to Form 10-Q



                                                                                            Page No.
                                                                                            --------
PART I -     FINANCIAL INFORMATION

Item 1:      Financial Statements.........................................................     3

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of       10
                 Operations...............................................................

Item 3:      Quantitative  and Qualitative Disclosures About Market Risk..................    17


PART II -    OTHER INFORMATION

Item 1:      Legal Proceedings............................................................    18

Item 2:      Changes in Securities and Use of Proceeds ...................................    18

Item 3:      Defaults upon Senior Securities..............................................    18

Item 4:      Submission of Matters to a Vote of Security Holders..........................    18

Item 5:      Other Information............................................................    18

Item 6:      Exhibits and Reports on Form 8-K.............................................    18

             Signatures...................................................................    19

                         PART I - FINANCIAL INFORMATION

Item 1:  Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                         Three Months Ended
                                                         ------------------
                                                     March 31,          March 31,
                                                       2001              2000 (1)
                                                     ---------          ---------
Net sales                                            $ 109,041          $  78,244
Cost of sales                                           83,914             63,051
                                                     ---------          ---------
    Gross profit                                        25,127             15,193
                                                     ---------          ---------

Operating expenses:
    Fulfillment and customer service                    12,370              9,154
    Marketing, sales and editorial                      17,434             23,050
    Technology and web site
       development                                      13,947              6,364
    General and administrative                           8,353              5,296
    Depreciation and amortization                        9,953              6,319
    Stock-based compensation                                 -             11,915
    Equity-in net loss of equity
      investments including
      amortization of intangibles                        6,157              5,206
                                                     ---------          ---------
         Total operating expenses                       68,214             67,304

Loss from operations                                   (43,087)           (52,111)

Interest income, net                                     3,246              7,907
                                                     ---------          ---------
       Loss before minority interest                   (39,841)           (44,204)

Minority interest                                       28,854             35,204
                                                     ---------          ---------
      Net loss                                       $ (10,987)         $  (9,000)
                                                     =========          =========

Basic and diluted loss before minority
    interest per share                               ($   0.25)         ($   0.30)
Basic and diluted weighted average shares
    outstanding if converted                           158,787            145,176

Basic and diluted net loss per
    common share                                     ($   0.25)         ($   0.30)
Basic and diluted weighted average
    common shares outstanding                           43,787             28,809


(1) Excludes the results of Fatbrain.com, acquired November 16, 2000.

See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
           (in thousands of dollars, except share and per share data)

                                                               March 31,      December 31,
                                                                 2001            2000
                                                               ---------      ------------
                                                              (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                  $ 138,720       $ 179,609
    Marketable securities                                         35,744          32,695
    Receivables, net                                              19,062          26,129
    Merchandise inventories                                       43,470          48,220
    Prepaid expenses and other current assets                     11,026           5,983
                                                               ---------       ---------
         Total current assets                                    248,022         292,636
                                                               ---------       ---------

Fixed assets, net                                                144,276         150,500
Long-term marketable securities                                       --           5,000
Other non-current assets                                          75,892          80,799
                                                               ---------       ---------
         Total assets                                          $ 468,190       $ 528,935
                                                               =========       =========

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                           $  30,024       $  19,066
    Accrued liabilities                                           67,748          89,820
    Due to affiliate                                              17,311          27,101
                                                               ---------       ---------
         Total current liabilities                               115,083         135,987
                                                               ---------       ---------

Minority interest                                                255,640         284,494
Stockholders' equity:
    Preferred Stock: $0.001 par value; 50,000,000 shares
         authorized; none issued and outstanding                      --              --
    Common Stock Series A; $0.001 par value; 750,000,000
         shares authorized; 43,787,748 shares issued
         and outstanding                                              44              44
    Common Stock Series B; $0.001 par value; 1,000 shares
         authorized; 1 share issued and outstanding                   --              --
    Common Stock Series C; $0.001 par value; 1,000 shares
             authorized; 1 share issued and outstanding               --              --
    Paid-in capital                                              187,612         187,612
    Accumulated deficit                                          (90,189)        (79,202)
                                                               ---------       ---------
         Total stockholders' equity                               97,467         108,454
                                                               ---------       ---------
Commitments and contingencies
    Total liabilities and stockholders' equity                 $ 468,190       $ 528,935
                                                               =========       =========


See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                                    Three Months Ended
                                                                    ------------------
                                                                  March 31,       March 31,
                                                                    2001          2000 (1)
                                                                  --------        --------
Cash flows from operating activities:
    Net loss                                                     $ (10,987)      $  (9,000)
    Adjustments to reconcile net loss to net cash
         flows from operating activities:
      Depreciation and amortization                                 13,265           6,009
      Non-cash acquisition, disposition and
         investment related costs                                       --          12,857
      Decrease (increase) in receivables, net                        7,067          (4,927)
      Decrease (increase) in merchandise inventories                 4,750          (5,032)
      Increase in prepaid expenses and
         other current assets                                       (5,043)           (315)
      Increase (decrease) in accounts payable                       10,958          (7,115)
      Decrease in due to affiliate                                  (9,790)         (9,694)
      Decrease in accrued liabilities                              (22,072)        (13,058)
      Minority interest in loss                                    (28,854)        (35,204)
                                                                 ---------       ---------
         Net cash flows used in operating activities               (40,706)        (65,479)

Cash flows from investing activities:
    Purchases of fixed assets                                       (3,646)        (19,039)
    Sales (Purchases) of marketable securities                       1,951         (90,731)
    Increase in restricted cash                                         --              --
    Decrease (increase) in other non-current assets                  1,512         (34,151)
                                                                 ---------       ---------
         Net cash flows used in investing activities                  (183)       (143,921)

Cash flows from financing activities:
    Proceeds from exercise of stock options                             --           1,544
                                                                 ---------       ---------
         Net cash flows from financing activities                       --           1,544
Net change in cash and cash equivalents                            (40,889)       (207,856)
Cash and cash equivalents at beginning of period                   179,609         247,403
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 138,720       $  39,547
                                                                 =========       =========


(1) Excludes the results of Fatbrain.com, acquired November 16, 2000.

See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2001 and March 31, 2000
                (in thousands of dollars, except per share data)


         The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the "Company") and barnesandnoble.com llc and its wholly owned subsidiaries (collectively "B&N.com"). As used in this report, "Fatbrain" refers to B&N.com's wholly owned subsidiary Fatbrain.com, LLC.

         The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company's investment in Fatbrain has been presented in the accompanying consolidated financial statements as a consolidated wholly owned subsidiary beginning after the merger with Fatbrain.com, Inc., effective November 16, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation.

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of March 31, 2001 and the results of its operations and its cash flows for the three months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.


1.       ORGANIZATION

          The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of knowledge, information, education and entertainment related products, and whose sole business is acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.


2.       RECLASSIFICATIONS

         Certain prior-period amounts have been reclassified for comparative purposes to conform with the 2001 presentation.


3.       USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities
                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2001 and March 31, 2000
                (in thousands of dollars, except per share data)


and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from these estimates.


4.       NET SALES

         Sales of B&N.com's products are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Net sales include revenue generated from outbound shipping and handling charges. Allowances for doubtful accounts are nominal.


5.       MARKETABLE SECURITIES

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with original maturities greater than three months are considered marketable securities. B&N.com classified investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         At March 31, 2001, short-term investments in marketable securities consisted primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at March 31, 2001 were not significant.


6.       STOCKHOLDERS' EQUITY

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

         The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. As of March 31, 2001 there is no Preferred Stock issued or outstanding.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2001 and March 31, 2000
                (in thousands of dollars, except per share data)


7.       ACCRUED SPECIAL CHARGES

         In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc., B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, of which nothing has been paid through the end of the first quarter of 2001, and closure of the facility costs of $1,876, of which $435 has been paid through the end of the first quarter 2001. These unpaid balances are included in accrued liabilities.


         In the fourth quarter of 2000, B&N.com initiated a company-wide assessment of its cost structure, investments, and long-term marketing relationships directed toward leveraging marketing, sales and fulfillment expenses and focusing its attention on the core aspects of its business. In connection with that assessment an impairment of fixed assets and other special charges of $75,051 ($0.51 per share) were recorded as a component of operating expenses during the fourth quarter of 2000. These charges were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations. As of December 31, 2000, $4,800 of these charges related to an accrual for facility closure costs. As of March 31, 2001, $624 has been paid, and $4,200 accrual remains for facility closures. The Company anticipates incurring an additional $5,000 attributable to charges related to the consolidation during 2001.


8.       INVESTMENTS IN EQUITY METHOD INVESTEES

         The Company has made certain investments in business entities accounted for under the equity method of accounting. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence over the operating and financial policies of such entity. An investment of 20% or more of the voting stock typically denotes such influence, in the absence of other evidence to the contrary.

         In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. ("enews"), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire an additional 8% of common stock to expand its presence in the growing on-line magazine subscription market. The purchase price was $26,428 in cash and stock valued at $12,857. In March 2001, the Company increased its investment in enews to approximately 41%.

         In June 2000, B&N.com invested $20,000 in cash for a 25% equity interest in MightyWords, Inc. ("MightyWords"), a leading provider of digital content. As a result of the purchase of Fatbrain, the Company owns approximately 53% of the shares in MightyWords. However, control of MightyWords has been deemed temporary by management of B&N.com as MightyWords plans to seek additional financing in the near future that will effectively decrease B&N.com's ownership below 50 percent. Pro forma results of operations of MightyWords for the first quarter 2000 have not been included, as they would not have had a material effect on the overall results of operations of the Company.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          For the three months ended March 31, 2001 and March 31, 2000
                (in thousands of dollars, except per share data)


9.       PRO FORMA CONSOLIDATED RESULTS

         Pro forma results of operations for the period ended March 31, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed before January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.


                                                  Three Months Ended
                                                  ------------------
                                                      (unaudited)
                                                 Actual        Pro forma
                                                March 31,      March 31,
                                                  2001            2000
                                               ---------       ---------
Net sales                                      $ 109,041       $  88,606
Cost of sales                                     83,914          74,606
                                               ---------       ---------
    Gross profit                                  25,127          14,000
                                               ---------       ---------

Operating expenses:
    Fulfillment and customer service              12,370          11,010
    Marketing, sales and editorial                17,434          23,709
    Technology and web site
       development                                13,947           9,494
    General and administrative                     8,353           7,345
    Depreciation and amortization                  9,953           6,341
    Stock-based compensation                           -          11,915
    Equity in net loss of equity
      investments including
      amortization of intangibles                  6,157           9,862
                                               ---------       ---------
         Total operating expenses                 68,214          79,676

Loss from operations                             (43,087)        (65,675)

Interest income, net                               3,246           8,028
                                               ---------       ---------
       Loss before minority interest             (39,841)        (57,648)

Minority interest                                 28,854          42,552
                                               ---------       ---------
      Net loss                                 $ (10,987)      $ (15,096)
                                               =========       =========

Basic and diluted loss before minority
    interest per share                         ($   0.25)      ($   0.37)
Basic and diluted weighted average shares
    outstanding if converted                     158,787         157,649

Basic and diluted net loss per
    common share                               ($   0.25)      ($   0.37)
Basic and diluted weighted average
    common shares outstanding                     43,787          41,282

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

         The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the sixth largest e-commerce Web site, based on the Media Metrix April 2001 report.

         B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its online store in March 1997, B&N.com has sold products to more than
8.7 million customers in 228 countries. B&N.com's Web site, www.bn.com, is anchored by its online bookstore, and also offers music, video, magazines and related products. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers, combined with the most comprehensive online selection of college textbooks in addition to eBooks. B&N.com offers its customers fast delivery, easy and secure ordering, rich editorial content and a community experience.

         B&N.com's affiliate network has more than 450,000 members and the Company maintains strategic alliances with major Web portals and content sites, such as Yahoo!, AOL, and MSN. The affiliate network, which began in 1998 with 48,000 members, is among the fastest growing in e-commerce. B&N.com is also a leader in business-to-business e-commerce through its wholly owned subsidiary, Fatbrain, which specializes in professional and technical titles for the corporate marketplace.

         The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. Pro forma results of operations for the period ended March 31, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed on January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.


Results of Operations

Net sales

                           Three Months Ended March 31,
                           ----------------------------
                            (in thousands of dollars)
                                   Pro forma
                      2001            2000          % Change
                      ----         ---------        --------
Net sales           $109,041        $88,606            23%

         Net sales are composed of sales of books, music, video and eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Growth in net sales reflects a significant increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 945,000 customers during the first quarter 2001, raising the cumulative customer count to more than 8.7 million as of March 31, 2001, an increase of over 12 percent from the year-end 2000 total.


Gross profit

                         Three Months Ended March 31,
                         ----------------------------
                          (in thousands of dollars)
                                  Pro forma
                     2001            2000       % Change
                     ----         ---------     --------
Gross profit      $  25,127       $  14,000       79%

Gross margin           23.0%           15.8%


         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound shipping costs. Gross profit increased due to the Company's increased sales volume. Gross margin increased as a result of a greater percentage of sales filled internally, lessening reliance on third party distributors. In addition, gross margin increased as a result of a reduction of promotional discounts.


Fulfillment and customer service

                                      Three Months Ended March 31,
                                      ----------------------------
                                      (in thousands of dollars)
                                              Pro forma
                                 2001            2000       % Change
                                 ----         ---------     --------
Fulfillment and customer
   service                    $  12,370       $  11,010       12%

Percentage of net sales            11.3%           12.4%

         Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. Fulfillment and customer service expenses increased primarily due to the increase in payroll and related costs associated with fulfilling increased customer demand. Such expenses decreased as a percentage of net sales due to the significant increase in net sales. B&N.com has leveraged its new state-of-the-art distribution facilities in Memphis and Reno and incorporated the operations of Fatbrain, which was acquired by B&N.com in November 2000. It has closed one of its original processing centers in New Jersey and the Fatbrain book fulfillment operation in Kentucky, and has streamlined shifts throughout its distribution center network. B&N.com anticipates its variable costs of fulfillment will increase based on anticipated sales growth; however, as a percentage of sales it is expected that fulfillment expenses will trend down over the balance of the year.


 Marketing, sales and editorial

                                    Three Months Ended March 31,
                                    ----------------------------
                                     (in thousands of dollars)
                                             Pro forma
                                2001            2000       % Change
                                ----         ---------     --------
Marketing, sales
   and editorial             $  17,434       $  23,709       (26)%

Percentage of net sales           16.0%           26.8%


         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to the reductions in B&N.com's advertising and promotional expenditures. Such expenses decreased as a percentage of net sales due to the significant increase in net sales and the Company's focus on more efficient use of its marketing expenditures. The Company expects to continue such focus in order to drive down these expenses as a percentage of sales.


Technology and web site development

                                    Three Months Ended March 31,
                                    ----------------------------
                                     (in thousands of dollars)
                                             Pro forma
                                2001            2000      % Change
                                ----         ---------    --------
Technology and web site
    development              $  13,947       $   9,494      47%

Percentage of net sales           12.8%           10.7%


         Technology and web site development expenses consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and infrastructure related to systems and telecommunications. The increase in technology and web site development expenses was primarily attributable to costs related to systems integration with Fatbrain and development initiatives to enhance the Company's web site. Technology and web site development expenses are expected to decrease as a percentage of sales for the remainder of 2001.


General and administrative

                                        Three Months Ended March 31,
                                        ----------------------------
                                         (in thousands of dollars)
                                                Pro forma
                                   2001            2000       % Change
                                   ----         ---------     --------
General and administrative      $   8,353       $   7,345       14%

Percentage of net sales               7.7%            8.3%


         General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The increase in general and administrative expenses was primarily due to an increase in credit card processing costs as a result of the significant sales increase. Such expenses decreased as a percentage of net sales due to the significant increase in net sales, the effects of leveraging these expenses over a larger sales base and expense control measures. B&N.com expects general and administrative expenses to decrease as B&N.com continues its focus on expense control.


Depreciation and amortization

                                    Three Months Ended March 31,
                                    ----------------------------
                                     (in thousands of dollars)
                                             Pro forma
                                2001            2000       % Change
                                ----         ---------     --------
Depreciation and
    amortization             $   9,953       $   6,341       57%

Percentage of net sales            9.1%            7.2%


         The increase in depreciation and amortization expenses is the result of the increase in capital expenditures in 2000 related to the building of two new warehouses and the implementation of the technology infrastructure to support them.

Stock-based compensation

                                           Three Months Ended March 31,
                                           ----------------------------
                                            (in thousands of dollars)
                                                   Pro forma
                                   2001               2000           % Change
                                   ----            ---------         --------
Stock-based compensation         $     -          $    11,915           -%

Percentage of net sales                -%                13.4%

         There was no stock-based compensation recorded in the first quarter 2001. On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for its repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.


Equity in net loss of equity investments including amortization of intangibles

                                          Three Months Ended March 31,
                                          ----------------------------
                                           (in thousands of dollars)
                                                   Pro forma
                                      2001            2000        % Change
                                      ----         ---------      --------
Equity in net loss of equity
  investments including
  amortization of intangibles      $   6,157       $   9,862       (38)%

Percentage of net sales                  5.6%           11.1%

         Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in enews and MightyWords. Equity in net loss of equity investments decreased due to impairment charges in December 2000, reducing the value of the Company's equity investments. B&N.com concluded that its carrying amount of certain equity investments, primarily enews and MightyWords, exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities.

Interest income, net

                                    Three Months Ended March 31,
                                    ----------------------------
                                     (in thousands of dollars)
                                             Pro forma
                                2001            2000        % Change
                                ----            ----        --------
Interest income, net         $   3,246       $   8,028       (60)%

Percentage of net sales            3.0%            9.1%

         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company's operations. All available cash is invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.


Income taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.


Liquidity and Capital Resources

         As of March 31, 2001, the Company's cash, cash equivalents and short-term marketable securities were $174.5 million, compared to $212.3 million on December 31, 2000. The Company continues to have a debt-free balance sheet.

         Net cash flows used in operating activities were $40.7 million for the three months ended March 31, 2001 and $65.5 million for the three months ended March 31, 2000. Cash used for the three months ended March 31, 2001, was primarily attributable to a net loss of $11.0 million and a corresponding decrease in minority interest of $28.9 million, a decrease in payables to affiliates of $9.8 million, a decrease in accrued liabilities of $22.1 million and an increase of $5.0 million in prepaid expenses and other current assets. This was partially offset by an $11.0 million increase in accounts payable. In addition, merchandise inventories decreased $4.8 million and receivables decreased $7.1 million. Cash used for the three months ended March 31, 2000, was primarily attributable to a net loss of $9.0 million, a corresponding decrease in minority interest of $35.2 million, a decrease in payables to affiliates of $9.7 million and a decrease in accrued liabilities of $13.1 million. In addition, accounts payable decreased $7.1 million, merchandise inventories increased $5.0 million, receivables increased $4.9 million and prepaid expenses and other current assets increased $0.3 million.

         Net cash flows used in investing activities of $0.2 million for the three months ended March 31, 2001 were attributable to purchases of fixed assets totaling $3.6 million partially offset by a $1.5 million decrease in other non-current assets. Net cash flows used in investing activities of $143.9 million for the three months ended March 31, 2000 were attributable to purchases of marketable securities totaling $90.7 million, a $34.2 million increase in other non-current assets and purchases of fixed assets totaling $19.0 million.

         Net cash flows from financing activities were $1.5 million for the three months ended March 31, 2000, attributable to proceeds from the exercise of stock options.

         At March 31, 2001, the Company's principal sources of liquidity consisted of $138.7 million of cash and cash equivalents and $35.7 million of short-term marketable securities. As of March 31, 2001, the Company's remaining principal commitments consisted of obligations outstanding under operating leases.

         The Company believes that current cash and investments will be sufficient to meet its anticipated cash needs for at least twelve months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short-term investments in addition to cash generated from operations is insufficient to satisfy the Company's liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company's liquidity requirements or cause the Company to issue additional equity or debt securities.


Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com's current and future investments and new product initiatives, unanticipated costs associated with B&N.com's new warehouses or the failure to successfully integrate those warehouses into B&N.com's distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, changes in tax and other governmental rules and regulations applicable to the Company or B&N.com and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed by the Company with the Securities and Exchange Commission.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

         The Company invested in enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2000 B&N.com recorded an impairment charge of $23.1 million related to equity method and other investments. At March 31, 2001 the Company's equity-method investments amounted to $14.1 million. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with remaining maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The values of the Company's marketable securities are subject to market price volatility. As of March 31, 2001, the Company's investments in cash, cash equivalents and marketable securities totaled approximately $174 million.

                           PART II - OTHER INFORMATION


Item 1:      Legal Proceedings

         No material developments have occurred with respect to previously reported legal proceedings.


Item 2:      Changes in Securities and Use of Proceeds

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $35.7 million of such net proceeds in short-term marketable securities. The remaining funds have been used to purchase fixed assets and support the operations of B&N.com. Except as indicated in the Company's prospectus and other reports filed with the Securities and Exchange Commission, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.


Item 3:      Defaults upon Senior Securities

             None


Item 4:      Submission of Matters to a Vote of Securities Holders

             None


Item 5:      Other Information

             None


Item 6:      Exhibits and Reports on Form 8-K

             (a)  Exhibits filed with this Form 10-Q:

                  None


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


Date:  May 14, 2001                     By: /s/  Marie J. Toulantis
                                            -----------------------------------
                                                 Marie J. Toulantis
                                                 Chief Financial Officer