Form 10-Q
period 2001-06-30
BARNESANDNOBLE COM INC
filed 2001-08-13
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of August 10, 2001 was 47,945,566, one and one, respectively.

                             barnesandnoble.com inc.

                                  June 30, 2001

                               Index to Form 10-Q

                                                                                                      Page No.
                                                                                                      --------
PART I -       FINANCIAL INFORMATION

Item 1:        Financial Statements.........................................................              3

Item 2:        Management's Discussion and Analysis of Financial Condition and Results of
                   Operations...............................................................             13

Item 3:        Quantitative and Qualitative Disclosure About Market Risk....................             19

PART II -      OTHER INFORMATION

Item 1:        Legal Proceedings............................................................             20

Item 2:        Changes in Securities and Use of Proceeds ...................................             20

Item 3:        Defaults upon Senior Securities..............................................             20

Item 4:        Submission of Matters to a Vote of Security Holders..........................             20

Item 5:        Other Information............................................................             20

Item 6:        Exhibits and Reports on Form 8-K.............................................             20

               Signatures...................................................................             21

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                (in thousands of dollars, except per share data)
                                   (unaudited)

                                                        Three months ended                  Six months ended
                                                   ----------------------------       ----------------------------
                                                    June 30,           June 30,        June 30,           June 30,
                                                      2001              2000(1)          2001              2000(1)
                                                   ---------          ---------       ---------          ---------
Net sales                                          $  83,684          $  67,428       $ 192,725          $ 141,403
Cost of sales                                         63,195             56,966         147,109            120,052
                                                   ---------          ---------       ---------          ---------
    Gross profit                                      20,489             10,462          45,616             21,351
                                                   ---------          ---------       ---------          ---------

Operating expenses:
    Fulfillment and customer service                   9,929             11,804          22,300             20,711
    Marketing, sales and editorial                    14,930             19,770          32,363             38,796
    Technology and web site
        development                                   10,843              9,593          24,790             15,942
    General and administrative                         7,453              7,125          15,806             12,401
    Depreciation and amortization                     10,404              8,425          20,356             14,744
    Stock based compensation
    Equity in net loss of equity investments            --                 (175)           --               11,740
      including related amortization of
      intangibles                                      7,051              5,575          13,209             10,782
                                                   ---------          ---------       ---------          ---------
         Total operating expenses                     60,610             62,117         128,824            125,116
Loss from operations                                 (40,121)           (51,655)        (83,208)          (103,765)
Interest income, net                                   1,719              6,289           4,965             14,196
                                                   ---------          ---------       ---------          ---------
    Loss before minority interest                    (38,402)           (45,366)        (78,243)           (89,569)
Minority interest                                     27,812             35,794          56,666             70,858
                                                   ---------          ---------       ---------          ---------
     Net loss                                      $ (10,590)         $  (9,572)      $ (21,577)         $ (18,711)
                                                   =========          =========       =========          =========

Basic and diluted loss before minority
    interest per share                             $   (0.24)         $   (0.31)      $   (0.49)         $   (0.62)
Basic and diluted weighted average shares
    outstanding if converted                         158,787            145,783         158,787            145,405
Basic and diluted net loss per common share        $   (0.24)         $   (0.31)      $   (0.49)         $   (0.62)
Basic and diluted weighted average common
    shares outstanding                                43,787             30,783          43,787             30,405

(1) Excludes the results of Fatbrain.com, acquired November 16, 2000.


See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS

                (in thousands of dollars, except per share data)

                                                                                          June 30,       December 31,
                                                                                            2001            2000
                                                                                          ---------       ---------
                                                                                         (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                             $ 109,875       $ 179,609
    Marketable securities                                                                    24,838          32,695
    Receivables, net                                                                         10,619          26,129
    Merchandise inventories                                                                  40,682          48,220
    Prepaid expenses and other current assets                                                10,756           5,983
                                                                                          ---------       ---------
      Total current assets                                                                  196,770         292,636
                                                                                          ---------       ---------

Fixed assets, net                                                                           133,272         150,500
Long-term marketable securities                                                                --             5,000
Other non-current assets                                                                     70,542          80,799
                                                                                          ---------       ---------
      Total assets                                                                        $ 400,584       $ 528,935
                                                                                          =========       =========

LIABILITIES AND EQUITY

Current liabilities:
    Accounts payable                                                                      $  16,765       $  19,066
    Accrued liabilities                                                                      55,479          89,820
    Due to affiliate                                                                         13,635          27,101
                                                                                          ---------       ---------
      Total current liabilities                                                              85,879         135,987
                                                                                          ---------       ---------

Minority interest                                                                           227,827         284,494
Stockholders' equity:
    Preferred Stock: $0.001 par value; 50,000,000 shares
      authorized; none issued and outstanding                                                    --              --
    Common Stock Series A; $0.001 par value; 750,000,000
      shares authorized; 43,787,478 shares issued
      and outstanding                                                                            44              44
    Common Stock Series B; $0.001 par value; 1,000 shares
      authorized; 1 share issued and outstanding                                                 --              --
    Common Stock Series C; $0.001 par value; 1,000 shares
      authorized; 1 share issued and outstanding                                                 --              --
    Paid-in capital                                                                         187,612         187,612
    Accumulated deficit                                                                    (100,778)        (79,202)
                                                                                          ---------       ---------
      Total stockholders' equity                                                             86,878         108,454
                                                                                          ---------       ---------
Commitments and contingencies
    Total liabilities and stockholders' equity                                            $ 400,584       $ 528,935
                                                                                          =========       =========


See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands of dollars)
                                   (unaudited)

                                                                            Six months ended
                                                                     ------------------------------
                                                                      June 30,            June 30,
                                                                        2001               2000 (1)
                                                                     ------------------------------
Cash flows from operating activities:
    Net loss                                                         $ (21,577)         $ (18,711)
    Adjustments to reconcile net loss to net cash flows
       from operating activities:
          Depreciation and amortization                                 29,796             14,097
          Non-cash acquisition, disposition and investment
                  related costs                                           --               12,857
          Decrease (increase) in receivables, net                       15,510               (455)
          Decrease (increase) in merchandise inventories                 7,538            (13,481)
          Increase in prepaid expenses and other current assets         (4,771)            (2,287)
          Decrease in accounts payable                                  (2,301)           (17,320)
          (Decrease) increase in due to affiliate                       (7,618)             3,528
          Decrease in accrued liabilities                              (34,341)            (1,372)
          Minority interest in loss                                    (56,666)           (70,858)
                                                                     ---------          ---------
             Net cash flows used in operating activities               (74,430)           (94,002)
                                                                     ---------          ---------
Cash flows from investing activities:
          Purchases of fixed assets                                     (8,577)           (49,027)
          Gain on disposal of fixed assets                                 336               --
          Purchases of marketable securities                              --              (24,669)
          Decrease (increase) in other non-current assets                   80            (55,215)
                                                                     ---------          ---------
             Net cash flows used in investing activities                (8,161)          (128,911)
                                                                     ---------          ---------
Cash flows from financing activities:
          Proceeds from exercise of stock options                         --                4,443
                                                                     ---------          ---------
             Net cash flows from financing activities                     --                4,443
                                                                     ---------          ---------
Net change in cash and cash equivalents                                (82,591)          (218,470)
Cash and cash equivalents at beginning of period                       217,304            247,403
                                                                     ---------          ---------
Cash and cash equivalents at end of period                           $ 134,713          $  28,933
                                                                     =========          =========


(1)   Excludes the results of Fatbrain.com, acquired November 16, 2000.


See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of June 30, 2001 and the results of its operations and its cash flows for the six months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

1.    ORGANIZATION

      The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of knowledge, information, education and entertainment related products, and whose sole business is to manage the operations and affairs of B&N.com. As the sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company for financial statement purposes. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.

2.     RECLASSIFICATIONS

      Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2001 presentation.

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

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


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

      At June 30, 2001, short-term investments in marketable securities consisted primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at June 30, 2001 were not significant.

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

      The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. As of June 30, 2001 there is no Preferred Stock issued or outstanding.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


7.    ACCRUED SPECIAL CHARGES

      In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc., B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, of which $801 has been paid through the end of the second quarter of 2001, and closure of the facility costs of $1,876, of which $833 has been paid through the end of the second quarter 2001. These unpaid balances are included in accrued liabilities.

      In the fourth quarter of 2000, B&N.com initiated a company-wide assessment of its cost structure, investments, and long-term marketing relationships directed toward leveraging marketing, sales and fulfillment expenses and focusing its attention on the core aspects of its business. In connection with that assessment, an impairment of fixed assets and other special charges of $75,051 ($0.51 per share) was recorded as a component of operating expenses during the fourth quarter of 2000. These charges were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations. As of December 31, 2000, $4,800 of these charges related to an accrual for facility closure costs of which $3,044 has been paid as of June 30, 2001. The unpaid balance is included in accrued liabilities.

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

      In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. ("enews"), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire an additional 8% of common stock to expand its presence in the growing on-line magazine subscription market. The purchase price was $26,428 in cash and stock valued at $12,857. In the second quarter of 2001, the Company increased its investment in enews to approximately 44%.

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

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


9.    PRO FORMA CONSOLIDATED RESULTS

      Pro forma results of operations for the period ended June 30, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed before January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.

                                                   Three Months Ended             Six Months Ended
                                               -------------------------       -------------------------
                                                     (unaudited)                     (unaudited)
                                                 Actual        Pro forma         Actual        Pro forma
                                                June 30,        June 30,        June 30,        June 30,
                                                  2001            2000            2001            2000
                                               ---------       ---------       ---------       ---------
Net sales                                      $  83,684       $  81,352       $ 192,725       $ 169,957
Cost of sales                                     63,195          67,668         147,109         142,275
                                               ---------       ---------       ---------       ---------
    Gross profit                                  20,489          13,684          45,616          27,682
                                               ---------       ---------       ---------       ---------
Operating expenses:
    Fulfillment and customer service               9,929          13,769          22,300          24,779
    Marketing, sales and editorial                14,930          24,670          32,363          48,376
    Technology and web site
       development                                10,843          13,337          24,790          22,831
    General and administrative                     7,453           9,107          15,806          16,452
    Depreciation and amortization                 10,404           8,523          20,356          14,864
    Stock-based compensation                           _            (175)              _          11,740
    Equity in net loss of equity
      investments including
      amortization of intangibles                  7,051           7,550          13,209          17,413
                                               ---------       ---------       ---------       ---------
         Total operating expenses                 60,610          76,781         128,824         156,455

Loss from operations                             (40,121)        (63,097)        (83,208)       (128,773)

Interest income, net                               1,719           6,012           4,965          14,040
                                               ---------       ---------       ---------       ---------
       Loss before minority interest             (38,402)        (57,085)        (78,243)       (114,733)

Minority interest                                 27,812          41,488          56,666          83,697
                                               ---------       ---------       ---------       ---------
      Net loss                                 $ (10,590)      $ (15,597)      $ (21,577)      $ (31,036)
                                               =========       =========       =========       =========
Basic and diluted loss before minority
    interest per share                         $   (0.24)      $   (0.36)      $   (0.49)      $   (0.73)
Basic and diluted weighted average shares
    outstanding if converted                     158,787         158,257         158,787         157,879
Basic and diluted net loss per
    common share                               $   (0.24)      $   (0.36)      $   (0.49)      $   (0.73)
Basic and diluted weighted average
    common shares outstanding                     43,787          43,257          43,787          42,879

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


10.   RELATED PARTY TRANSACTIONS

      Through its distribution facilities, Barnes & Noble accounted for approximately 50% of the Company's purchases during the six months ended June 30, 2001 and June 30, 2000. Under a Supply Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble, Barnes & Noble charges the Company the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. As of June 30, 2001 $13,635 remained payable to Barnes & Noble in connection with such purchases.

      Under a Services Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble ("Services Agreement"), the Company receives various services from Barnes & Noble and its subsidiaries, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life), tax and traffic. In accordance with the terms of the Services Agreement, the Company has paid, and expects to continue to pay, fees to Barnes & Noble and its subsidiaries in an amount equal to the direct costs plus incremental expenses associated with providing such services. The Company paid $789 and $877 for such services during the six months ended June 30, 2001 and June 30, 2000, respectively.

      The Company subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility situated in New Jersey. The Company paid Barnes & Noble $230 and $247 for such subleased space during the six months ended June 30, 2001 and 2000, respectively.

      Since 1999, the Company has used the music distributor AEC One Stop Group, Inc. ("AEC'), as its sole supplier, to fulfill its orders for music and to provide a music database. Subsequent to an agreement between AEC and the Company, AEC's parent corporation was acquired by an investor group in which a principal stockholder/director/executive officer of the Company was a significant minority investor. The Company paid AEC $11,338 and $8,506 in connection with this agreement for merchandise and database usage during the six months ended June 30, 2001 and June 30, 2000, respectively. At June 30, 2001 $2,930 remained payable to AEC in connection with this agreement.

      The Company licenses the "Barnes & Noble" name under a license agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which a principal stockholder/director/executive officer of the Company, is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). The License Agreement is subject to certain limitation provisions.

      Under a Database and Software License Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes and Noble (the "Database and Software License Agreement"), the Company licenses from Barnes & Noble, the right to use Barnes & Noble's title database, inventory sourcing and special order software. The Database and Software License Agreement is renewable and is subject to certain termination provisions.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


      Under a Trademark License Agreement, dated as of October 31, 1998, as amended, between the Company and Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, the Company was granted a non-exclusive license to use BOL's name and trademark in its operations and to sublicense the BOL name in accordance with the terms of the license as the Class C Directors, in their sole discretion, see fit. The license remains effective until the Company either defaults or becomes subject to certain bankruptcy events.

      Under Technology Sharing License Agreements, dated as of October 31, 1998, as amended, between the Company and BOL, the Company was granted a license to view, access and use BOL's computer technology and systems, and the Company granted BOL a license to view, access and use the Company's computer technology and systems. These agreements remain effective until (i) the date both parties mutually agree to terminate, or (ii) from and after the date either Barnes & Noble or Bertelsmann cease having an equity interest of 10% or more in the Company. Following termination, each party may continue to use in perpetuity any technology it obtained from the other prior to such termination.

      The Company and Barnes & Noble commenced a marketing program in mid November 2000, whereby a customer purchases a "Readers Advantage Card" for an annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their Company purchases. The Company and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts taken with each company. Through June 30, 2001, the Company's net revenue generated from this program was $248.

      Textbooks.com, Inc. ("Textbooks.com") a Corporation owned by a principal stockholder/director/executive officer of the Company, has a subsite on the bn.com Web site. The Company fulfills the orders for Textbooks.com and records the revenue on the textbooks sold. In January 2001, the Company and Textbooks.com formalized an agreement to pay Textbooks.com a royalty on gross revenues (net of product returns and applicable sales tax, if any) realized by the Company (excluding shipping and handling) from the sale of books designated as textbooks from January 1, 2000. Under this agreement, the Company is permitted to sell textbooks using the "Barnes & Noble" name. The term of the agreement is for five years and shall renew annually for additional one-year periods unless terminated 12 months prior to the end of any given term. The Company recorded expense of $2,166 for the royalty for six months ended June 30, 2001.

      The Company has an approximate 32% equity stake in eNews Corporation and accounts for this investment under the equity method. The Company fulfills a majority of orders for magazines subscriptions through eNews Corporation and records a commission on these sales. Beginning in October 2000, eNews subleased space from the Company at its New York office for an annual rent of $95. During the six months ended June 30, 2001, the Company recorded commissions of approximately $107 and $131 for the six months ended June 30, 2001 and 2000 respectively and rent and related services of $47 for the first six months ended June 30, 2001.

      Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman, which is outside counsel to the Company.

      The Company believes that the transactions discussed above, as well as the terms of any future transactions and agreements (including renewals of any existing agreements) between the Company and its affiliates, are and
                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            For the six months ended June 30, 2001 and June 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


will be at least as favorable to the Company as could be obtained from unaffiliated parties. The Board of Directors and its Audit Committee must approve in advance any proposed transaction or agreement and will utilize such procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

11.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

     SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

     The Company's previous business combinations were accounted for using the purchase method. As of June 30, 2001, the net carrying amount of goodwill is $59,724. Amortization expense during the six-month period ended June 30, 2001 was $10,065. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the sixth largest e-commerce Web site, based on the Media Metrix June 2001 report.

         B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its online store in March 1997, B&N.com has sold products to more than
9.6 million customers in 228 countries. B&N.com's Web site, www.bn.com, is anchored by its online bookstore, and also offers music, video, magazines and related products. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers, combined with the most comprehensive online selection of college textbooks in addition to eBooks. B&N.com offers its customers fast delivery, easy and secure ordering, rich editorial content and a community experience.

         B&N.com's affiliate network has more than 500,000 members and the Company maintains strategic alliances with major Web portals and content sites, such as Yahoo!, AOL, and MSN. B&N.com is also a leader in business-to-business e-commerce through its wholly owned subsidiary, Fatbrain, which specializes in professional and technical titles for the corporate marketplace.

         The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. Pro forma results of operations for the period ended June 30, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed on January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.

Results of Operations

Net sales

                                Three Months Ended June 30,                  Six Months Ended June 30,
                        ----------------------------------------        ----------------------------------------
                                     Pro forma                                        Pro forma
                        ---------     --------          --------        --------       --------         --------
                          2001           2000           % Change          2001           2000           % Change
                        ---------     --------          --------        --------       --------         --------
                                    (in thousands)                                   (in thousands)
Net sales               $  83,684     $ 81,352              3%          $ 192,725      $169,957            13%

         Net sales are composed of sales of books, music, video and eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Growth in net sales reflects an increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 670,000 customers during the second quarter 2001, raising the cumulative customer count to more than 9.6 million as of June 30, 2001. Sales from the company's core consumer business were slightly offset by the weaker-than-anticipated sales in the company's corporate bookselling business due to a curtailment of expenditures by its major customers.

Gross profit

                                            Three Months Ended June 30,                Six Months Ended June 30,
                                      ----------------------------------------    ------------------------------------
                                                   Pro forma                                    Pro forma
                                      --------     ---------          --------    ---------      -------      --------
                                        2001          2000            % Change       2001         2000        % Change
                                      --------     ---------          --------    ---------      -------      --------
                                                 (in thousands)                              (in thousands)
Gross profit                          $  20,489    $  13,684              50%     $  45,616      $27,682           65%

Gross margin                               24.5%        16.8%                          23.7%        16.3%

         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers and inbound shipping costs. Gross profit increased as a result of the increased utilization of the new distribution centers and a substantial reduction in promotional discounts.

Fulfillment and customer service

                                             Three Months Ended June 30,                Six Months Ended June 30,
                                       ---------------------------------------     -------------------------------------
                                                  Pro forma                                     Pro forma
                                       --------    --------           --------     -------       --------       --------
                                         2001        2000             % Change       2001          2000         % Change
                                       --------    --------           --------     -------       --------       --------
                                             (in thousands)                             (in thousands)
Fulfillment and
 customer service                      $   9,929   $  13,769             (28%)     $  22,300      $24,779          (10%)

Percentage of
   net sales                                11.9%       16.9%                           11.6%        14.6%

         Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. Fulfillment and customer service expenses decreased as a result of B&N.com leveraging its new state-of-the-art distribution facilities in Memphis and Reno and incorporating the operations of Fatbrain, which was acquired by B&N.com in November 2000. B&N.com anticipates its variable costs of fulfillment and customer service will increase based on anticipated sales growth; however, as a percentage of sales it is expected that fulfillment and customer service expenses will trend down over the balance of the year.

Marketing, sales and editorial

                                           Three Months Ended June 30,                 Six Months Ended June 30,
                                    ----------------------------------------     --------------------------------------
                                                 Pro forma                                     Pro forma
                                    ---------    ---------      ------------     ---------      -------        --------
                                       2001         2000        % Change            2001          2000         % Change
                                    ---------    ---------      ------------     ---------      -------        --------
                                        (in thousands)                               (in thousands)
Marketing, sales
   and editorial                    $  14,930    $  24,670          (39%)        $  32,363       $48,376          (33%)

Percentage of
   net sales                             17.8%        30.3%                           16.8%         28.5%

         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to a significant reduction in B&N.com's advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales due to the increase in net sales and the Company's focus on more targeted, measurable marketing programs. The Company expects to continue such focus in order to drive down these expenses as a percentage of sales.

Technology and web site development

                                            Three Months Ended June 30,                Six Months Ended June 30,
                                     --------------------------------------    -------------------------------------
                                                  Pro forma                                  Pro forma
                                     ----------   ---------       ---------    ---------      -------      ---------
                                        2001         2000          % Change       2001          2000       % Change
                                     ---------    ---------        --------    ---------      -------      ---------
                                            (in thousands)                           (in thousands)
Technology
   and web site
   development                       $  10,843    $  13,337          (19%)     $  24,790       $22,831          9%

Percentage of
   net sales                              13.0%        16.4%                        12.9%         13.4%

         Technology and web site development expenses consist principally of payroll and related expenses for Web page production and computer network operations personnel, and expenses related to systems infrastructure and telecommunications. The decrease for the three months ended June 30, 2001 in technology and web site development expenses was primarily attributable to increased infrastructure efficiency and reduced labor expenses during the quarter. Year-to-date, technology and web site development expenses are higher than 2000 as a result of increased costs related to systems integration with Fatbrain and development initiatives to enhance the Company's web site during the first quarter of 2001. Technology and web site development expenses are expected to continue to decrease as a percentage of sales for the remainder of 2001.

General and administrative

                                            Three Months Ended June 30,                Six Months Ended June 30,
                                      --------------------------------------     ------------------------------------
                                                   Pro forma                                Pro forma
                                      --------     ---------         --------     --------  ---------        --------
                                        2001         2000           % Change        2001       2000          % Change
                                      --------     ---------         --------     --------  ---------        --------
                                           (in thousands)                            (in thousands)
General and
   administrative                     $  7,453    $  9,107            (18%)      $ 15,806     $16,452           (4%)

Percentage of
   net sales                               8.9%       11.2%                           8.2%        9.7%

         General and administrative expenses consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The decrease in general and administrative expenses was a result of the effects of leveraging these expenses over a larger sales base and expense control measures. B&N.com expects general and administrative expenses to decrease as B&N.com continues its focus on expense control.

Depreciation and amortization

                                             Three Months Ended June 30,                Six Months Ended June 30,
                                       --------------------------------------     ------------------------------------
                                                    Pro forma                                   Pro forma
                                       --------     ---------        --------     --------      ---------     --------
                                         2001         2000           % Change       2001          2000        % Change
                                       --------     --------         --------     --------      --------      --------
                                            (in thousands)                             (in thousands)
Depreciation and
    amortization                       $ 10,404     $  8,523             22%      $ 20,356       $14,864          37%

Percentage of
   net sales                               12.4%        10.5%                         10.6%          8.7%

      The increase in depreciation and amortization expenses is the result of the increase in capital expenditures in 2000 related to the building of two new warehouses and the implementation of the technology infrastructure to support them.

Stock based compensation

                                           Three Months Ended June 30,                   Six Months Ended June 30,
                                   --------------------------------------         -----------------------------------------
                                                    Pro forma                                   Pro forma
                                   --------         ---------    --------         --------      ---------          --------
                                     2001             2000       % Change           2001           2000            % Change
                                   --------         --------     --------         --------       -------           --------
                                                (in thousands)                                 (in thousands)
Stock based
   compensation                    $  --          $   (175)          --           $   --          $11,740              --

Percentage of
   net sales                          --              (0.2%)                          --              6.9%

      There was no stock-based compensation recorded in the first six months of 2001. On March 1, 2000 the Company repriced approximately 5 million of 16 million then outstanding options, which were originally granted at an average per share exercise price of $16.15, to a new per share exercise price of $8.00, the closing per share market price of the Company's stock as of March 1, 2000. The Company is accounting for its repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.

Equity in net loss of equity investments including amortization of intangibles

                                            Three Months Ended June 30,                 Six Months Ended June 30,
                                    ------------------------------------------    -----------------------------------------
                                                   Pro forma                                     Pro forma
                                    ----------    ----------          --------    ---------     ----------        --------
                                       2001          2000             % Change      2001           2000           % Change
                                    ----------    ----------          --------    ---------     ----------        --------
                                           (in thousands)                              (in thousands)
Equity in net
    loss of equity
    investments including
    related amortization
    of  intangibles                 $  7,051        $  7,550             (7%)      $ 13,209        $17,413           (24%)

Percentage of
   net sales                             8.4%            9.3%                           6.9%          10.2%

         Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in enews, inc. and MightyWords, Inc. Equity in net loss of equity investments decreased due to impairment charges in December 2000, reducing the value of the Company's equity investments. B&N.com concluded that its carrying amount of certain equity investments, primarily enews and MightyWords, exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities. No additional impairment has been recorded beyond that which was recorded in December 2000.

Interest Income, Net

                                           Three Months Ended June 30,            Six Months Ended June 30,
                                   ------------------------------------     ------------------------------------
                                                  Pro forma                              Pro forma
                                   -----------   ----------    --------     --------     ---------    ----------
                                       2001          2000      % Change       2001          2000       % Change
                                   -----------   ----------    ---------    --------     ---------    ----------
                                                 (in thousands)                          (in thousands)

Interest income, net               $  1,719      $  6,012        (71%)      $  4,965       $14,040         (65%)

Percentage of
  net  sales                            2.1%          7.4%                       2.6%          8.3%

         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company's operations. In addition, interest rates on investments have significantly decreased during the first six months of 2001. All available cash is invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S.
government agency securities and investments in high quality corporate issuers.

Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

         As of June 30, 2001, the Company's cash, cash equivalents and short-term marketable securities were $134.7 million, compared to $212.3 million on December 31, 2000. The Company continues to have a debt-free balance sheet.

      Net cash flows used in operating activities were $74.4 million for the six months ended June 30, 2001 and $94.0 million for the six months ended June 30, 2000. Cash used for the six months ended June 30, 2001, was primarily attributable to a net loss of $21.6 million, a corresponding decrease in minority interest of $56.7 million, a decrease in accrued liabilities of $34.3 million, a decrease in payables to affiliates of $7.6 million, an increase of $4.8 million in prepaid expenses and other current assets and a decrease in accounts payable of $2.3 million. This was partially offset by a $15.5 million decrease in receivables and a decrease in merchandise inventories of $7.5 million. Cash used for the six months ended June 30, 2000 was primarily attributable to a net loss of $18.7 million, a corresponding decrease in minority interest of $70.9 million, a decrease in accounts payable of $17.3 million, an increase in merchandise inventories of $13.5 million, an increase in prepaid expenses and other current assets of $2.3 million and a decrease in accrued liabilities of $1.4 million. This was partially offset by an increase in payables to affiliates of $3.6 million.

      Net cash flows used in investing activities of $8.2 million for the six months ended June 30, 2001 were primarily attributable to purchases of fixed assets totaling $8.6 million, partially offset by a $0.3 million gain on the disposal of fixed assets. Net cash flows used in investing activities of $128.9 million for the six months ended June 30, 2000 were attributable to a $55.2 million increase in other non-current assets, purchases of fixed assets totaling $49.0 million and the purchase of marketable securities totaling $24.7 million.

      Net cash flows from financing activities were $4.4 million for the six months ended June 30, 2000, attributable to proceeds from the exercise of stock options.

      At June 30, 2001, the Company's principal sources of liquidity consisted of $109.9 million of cash and cash equivalents and $24.8 million of short-term marketable securities. As of June 30, 2001, the Company's remaining principal commitments consisted of obligations outstanding under operating leases.

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

Item 3:         Quantitative and Qualitative Disclosure about Market Risk

      The Company invested in enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2000 B&N.com recorded an impairment charge of $23.1 million related to equity method and other investments. At June 30, 2001 the Company's equity-method investments amounted to $12.4 million. No impairment is considered to exist at June 30, 2001 beyond that which was recorded at December 31, 2000. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

      B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with remaining maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The values of the Company's marketable securities are subject to market price volatility. As of June 30, 2001, the Company's investments in cash, cash equivalents and marketable securities totaled approximately $135 million.

                           PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

      No material developments have occurred with respect to previously reported legal proceedings.

Item 2:           Changes in Securities and Use of Proceeds

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $24.9 million of such net proceeds in short-term marketable securities. The remaining funds have been used to purchase fixed assets and support the operations of B&N.com. Except as indicated in the Company's prospectus and other reports filed with the Securities and Exchange Commission, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.

Item 3:           Defaults upon Senior Securities

                  None

Item 4:           Submission of Matters to a Vote of Securities Holders

                  None

Item 5:           Other Information

                  None

Item 6:           Exhibits and Reports on Form 8-K

                  (a) No report on 8-K was filed by registrant during the fiscal quarter for which this report is filed.

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

Date:  August 13, 2001               By: /s/  Kevin M. Frain
                                         ---------------------------------------
                                         Kevin M. Frain
                                         Vice President, Finance