Form 10-Q
period 2001-09-30
BARNESANDNOBLE COM INC
filed 2001-11-14
CIK 1069665

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

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

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of October 31, 2001 was 47,945,566, one and one, respectively.

                             barnesandnoble.com inc.

                               September 30, 2001

                               Index to Form 10-Q

                                                                                                 Page No.
                                                                                                 --------
PART I -     FINANCIAL INFORMATION

Item 1:      Financial Statements.........................................................           3

Item 2:      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations...............................................................          13

Item 3:      Quantitative and Qualitative Disclosure About Market Risk....................          19

PART II -    OTHER INFORMATION............................................................          20

Item 1:      Legal Proceedings............................................................          20

Item 2:      Changes in Securities and Use of Proceeds ...................................          20

Item 3:      Defaults upon Senior Securities..............................................          20

Item 4:      Submission of Matters to a Vote of Security Holders..........................          20

Item 5:      Other Information............................................................          21

Item 6:      Exhibits and Reports on Form 8-K.............................................          21

             Signatures...................................................................          22

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands of dollars, except per share data)
                                   (unaudited)



                                                    Three months ended              Nine months ended
                                                    ------------------              -----------------
                                               September 30,   September 30,   September 30,     September 30,
                                                   2001           2000 (1)          2001            2000 (1)
                                                   ----           --------          ----            --------
Net sales                                       $  96,838        $  74,073        $ 289,562        $ 215,476

Cost of sales                                      75,657           59,221          222,766          179,273
                                                ---------        ---------        ---------        ---------

    Gross profit                                   21,181           14,852           66,796           36,203
                                                ---------        ---------        ---------        ---------
Operating expenses:
Fulfillment and customer service                    9,520           13,108           31,820           33,822
Marketing, sales and editorial                     15,197           17,940           47,560           56,733
Technology and web site
    development                                    10,069           10,723           34,859           26,665
General and administrative                          7,822            5,598           23,626           17,999
Depreciation and amortization                      10,778            9,236           31,134           23,980
Stock based compensation                               --               --               --           11,740
Equity in net loss of equity investments
    including related amortization of
     intangibles                                    7,384           11,090           20,593           21,872
                                                ---------        ---------        ---------        ---------
    Total operating expenses                       60,770           67,695          189,592          192,811
                                                ---------        ---------        ---------        ---------
Loss from operations                              (39,589)         (52,843)        (122,796)        (156,608)


Interest income, net                                1,301            4,814            6,265           19,010
                                                ---------        ---------        ---------        ---------
    Loss before minority interest                 (38,288)         (48,029)        (116,531)        (137,598)


Minority interest                                  27,730           37,769           84,396          108,624
                                                ---------        ---------        ---------        ---------
   Net loss                                     $ (10,558)       $ (10,260)       $ (32,135)       $ (28,974)
                                                =========        =========        =========        =========

Basic and diluted loss before minority
    interest per share                             ($0.24)          ($0.33)          ($0.73)          ($0.94)
Basic and diluted weighted average shares
    outstanding if converted                      158,787          146,118          158,787          145,644

Basic and diluted net loss per common
    share                                          ($0.24)          ($0.33)          ($0.73)          ($0.94)
Basic and diluted weighted average common
    shares outstanding                             43,787           31,118           43,787           30,644


      (1) Excludes the results of Fatbrain.com, acquired November 16, 2000.



See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                           CONSOLIDATED BALANCE SHEETS
                (in thousands of dollars, except per share data)


                                                                               September 30,     December 31,
                                                                                  2001              2000
                                                                                  ----              ----
                                                                               (unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                                   $ 108,319        $ 179,609
    Marketable securities                                                          17,133           32,695
    Receivables, net                                                               15,395           26,129
    Merchandise inventories                                                        63,463           48,220
    Prepaid expenses and other current assets                                       4,345            5,983
                                                                                ---------        ---------
      Total current assets                                                        208,655          292,636
                                                                                ---------        ---------

Fixed assets, net                                                                 126,242          150,500
Long-term marketable securities                                                        --            5,000
Other non-current assets                                                           64,227           80,799
                                                                                ---------        ---------

       Total assets                                                             $ 399,124        $ 528,935
                                                                                =========        =========

LIABILITIES AND EQUITY

Current liabilities:
     Accounts payable                                                           $   5,966        $  19,066
     Accrued liabilities                                                           66,834           89,820
     Due to affiliate                                                              49,906           27,101
                                                                                ---------        ---------
        Total current liabilities                                                 122,706          135,987
                                                                                ---------        ---------

Minority interest                                                                 200,098          284,494

Stockholders' equity:
         Preferred Stock: $0.001 par value; 50,000,000 shares authorized;
                 none issued and outstanding                                           --               --
         Common Stock Class A; $0.001 par value; 750,000,000 shares
              authorized; 43,787,478 shares issued and outstanding                     44               44
         Common Stock Class B; $0.001 par value; 1,000 shares authorized;
                 1 share issued and outstanding                                        --               --
         Common Stock Class C; $0.001 par value; 1,000 shares authorized;
                 1 share issued and outstanding                                        --               --
         Paid-in capital                                                          187,612          187,612
         Accumulated deficit                                                     (111,336)         (79,202)
                                                                                ---------        ---------
                 Total stockholders' equity                                        76,320          108,454
                                                                                ---------        ---------
     Commitments and contingencies
                 Total liabilities and stockholders' equity                     $ 399,124        $ 528,935
                                                                                =========        =========






See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                  Nine months ended
                                                                                  -----------------
                                                                           September 30,      September 30,
                                                                                2001             2000(1)
                                                                                ----             -------
Cash flows from operating activities:
    Net loss                                                                $ (32,135)         $ (28,974)
    Adjustments to reconcile net loss to net cash flows from
       operating activities:
          Depreciation and amortization                                        45,505             23,980
          Non-cash acquisition, disposition and investment
               related costs                                                       --             12,857
          Decrease (increase) in receivables, net                              10,734             (2,218)
          Increase in merchandise inventories                                 (15,243)           (35,621)
          Decrease (increase) in prepaid expenses and other current
              assets                                                            1,638             (7,535)
          Decrease in accounts payable                                        (13,100)           (17,562)
          Increase in due to affiliate                                         22,805              3,798
          (Decrease) increase in accrued liabilities                          (22,986)             8,615
          Minority interest in loss                                           (84,396)          (108,624)
                                                                            ---------          ---------
             Net cash flows used in operating activities                      (87,178)          (151,284)
                                                                            ---------          ---------

Cash flows from investing activities:
          Fixed assets additions, net                                          (6,002)           (73,141)
          Sales of marketable securities                                       20,562             40,271
          Decrease (increase) in other non-current assets                       1,328            (44,888)
                                                                            ---------          ---------
             Net cash flows provided by (used in) investing
               activities                                                      15,888            (77,758)
                                                                            ---------          ---------
Cash flows from financing activities:
          Proceeds from exercise of stock options                                  --              5,691
                                                                            ---------          ---------
             Net cash flows from financing activities                              --              5,691
                                                                            ---------          ---------

Net change in cash and cash equivalents                                       (71,290)          (223,351)
Cash and cash equivalents at beginning of period                              179,609            247,403
                                                                            ---------          ---------

Cash and cash equivalents at end of period                                  $ 108,319          $  24,052
                                                                            =========          =========



(1) Excludes the results of Fatbrain.com, acquired November 16, 2000.




See accompanying notes to consolidated financial statements.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)


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

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of September 30, 2001 and the results of its operations and its cash flows for the nine months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

1.       ORGANIZATION

         The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of knowledge, information, education and entertainment related products, and whose sole business is to manage the operations of B&N.com. As the sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company for financial statement purposes. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.

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

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

4.       NET SALES

         Sales of B&N.com's products are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Net sales include revenue generated from outbound shipping and handling charges. Allowances for doubtful accounts are nominal.

5.       MARKETABLE SECURITIES

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with remaining maturities greater than three months are considered marketable securities. B&N.com classified investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         At September 30, 2001, short-term investments in marketable securities consisted primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Unrealized holding gains and losses at September 30, 2001 were not significant.

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

         The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. As of September 30, 2001 there is no Preferred Stock issued or outstanding.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

7.       ACCRUED SPECIAL CHARGES

         In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc., B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, of which $963 has been paid through the end of the third quarter of 2001, and closure of the facility costs of $1,876, of which $1,072 has been paid through the end of the third quarter 2001. These unpaid balances are included in accrued liabilities.

         In the fourth quarter of 2000, B&N.com initiated a company-wide assessment of its cost structure, investments, and long-term marketing relationships directed toward leveraging marketing, sales and fulfillment expenses and focusing its attention on the core aspects of its business. In connection with that assessment, an impairment of fixed assets and other special charges of $75,051 ($0.51 per share) was recorded as a component of operating expenses during the fourth quarter of 2000. These charges were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations. As of December 31, 2000, $4,800 of these charges related to an accrual for facility closure costs of which $3,697 has been paid as of September 30, 2001. The unpaid balance is included in accrued liabilities.

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

         In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. ("enews"), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company's stock valued at $12,857, to expand its presence in the growing on-line magazine subscription market. During the second and third quarters of 2001, the Company increased its investment in enews to approximately 45%.

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

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

9.       PRO FORMA CONSOLIDATED RESULTS

         Pro forma results of operations for the period ended September 30, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed before January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.

                                                              Three months ended                   Nine months ended
                                                                (unaudited)                          (unaudited)
                                                                -----------                          -----------
                                                                         Pro forma                              Pro forma
                                                     September 30,      September 30,      September 30,      September 30,
                                                         2001              2000                2001               2000
                                                      ---------          ---------          ---------          ---------
Net sales                                             $  96,838          $  90,924          $ 289,562          $ 260,881

Cost of sales                                            75,657             72,011            222,766            214,285
                                                      ---------          ---------          ---------          ---------
    Gross profit                                         21,181             18,913             66,796             46,596
                                                      ---------          ---------          ---------          ---------

Operating expenses:
     Fulfillment and customer service                     9,520             14,836             31,820             39,615
     Marketing, sales and editorial                      15,197             21,753             47,560             70,129
     Technology and web site
     development                                         10,069             14,463             34,859             37,294
     General and administrative                           7,822              6,431             23,626             22,883
     Depreciation and amortization                       10,778             10,149             31,134             25,013
     Stock based compensation                                --                 --                 --             11,740
     Equity in net loss of equity investments
        including related amortization of
        intangibles                                       7,384             12,234             20,593             29,649
                                                      ---------          ---------          ---------          ---------
         Total operating expenses                        60,770             79,866            189,592            236,323
                                                      ---------          ---------          ---------          ---------
Loss from operations                                    (39,589)           (60,953)          (122,796)          (189,727)

Interest income, net                                      1,301              4,488              6,265             18,528
                                                      ---------          ---------          ---------          ---------
    Loss before minority interest                       (38,288)           (56,465)          (116,531)          (171,199)

Minority interest                                        27,730             40,904             84,396            124,637
                                                      ---------          ---------          ---------          ---------
    Net loss                                          $ (10,558)         $ (15,561)         $ (32,135)         $ (46,562)
                                                      =========          =========          =========          =========

Basic and diluted loss before minority
     interest per share                                  ($0.24)            ($0.36)           ($ 0.73)            ($1.08)
Basic and diluted weighted average shares
    outstanding if converted                            158,787            158,615            158,787            158,126

Basic and diluted net loss per common
     share                                               ($0.24)            ($0.36)            ($0.73)            ($1.08)
Basic and diluted weighted average common
    shares outstanding                                   43,787             43,615             43,787             43,126

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

10.      RELATED PARTY TRANSACTIONS

         Through its distribution facilities, Barnes & Noble accounted for approximately 50% of the Company's purchases during the nine months ended September 30, 2001 and September 30, 2000. Under a Supply Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble, Barnes & Noble charges the Company the costs associated with such purchases plus incremental overhead incurred by Barnes & Noble in connection with providing such inventory. For the nine months ended September 30, 2001, $91,480 was purchased from Barnes & Noble under this agreement.

         Under a Services Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble ("Services Agreement"), the Company receives various services from Barnes & Noble and its subsidiaries, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life), tax and traffic. In accordance with the terms of the Services Agreement, the Company has paid, and expects to continue to pay, fees to Barnes & Noble and its subsidiaries in an amount equal to the direct costs plus incremental expenses associated with providing such services. The Company paid $1,045 and $1,323 for such services during the nine months ended September 30, 2001 and September 30, 2000, respectively.

         The Company subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. The Company paid Barnes & Noble $365 for such subleased space during the nine months ended September 30, 2001 and 2000.

         Since 1999, the Company has used the music distributor AEC One Stop Group, Inc. ("AEC'), as its sole supplier, to fulfill its orders for music and to provide a music database. Subsequent to an agreement between AEC and the Company, AEC's parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, was a significant minority investor. The Company paid AEC $17,364 and $15,520 in connection with this agreement for merchandise and database usage during the nine months ended September 30, 2001 and September 30, 2000, respectively. At September 30, 2001, $3,423 remained payable to AEC in connection with this agreement.

         The Company licenses the "Barnes & Noble" name under a royalty-free license agreement, dated as of October 31, 1998, as amended, between the Company and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which Leonard Riggio, Chairman of the Board of the Company and B&N.com, is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the Barnes & Noble name and trademark. The License Agreement is subject to certain limitation provisions.

         Under a royalty-free Database and Software License Agreement, dated as of October 31, 1998, as amended, between the Company and Barnes and Noble (the "Database and Software License Agreement"), the Company licenses from Barnes & Noble, the right to use Barnes & Noble's title database, inventory sourcing and special order software. The Database and Software License Agreement is renewable and is subject to certain termination provisions.

                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

         Under a Trademark License Agreement, dated as of October 31, 1998, as amended, between the Company and Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, the Company was granted a non-exclusive royalty-free license to use BOL's name and trademark in its operations and to sublicense the BOL name in accordance with the terms of the license as the Class C Directors, in their sole discretion, see fit. The license remains effective until the Company either defaults or becomes subject to certain bankruptcy events.

         Under Technology Sharing License Agreements, dated as of October 31, 1998, as amended, between the Company and BOL, the Company was granted a royalty-free license to view, access and use BOL's computer technology and systems, and the Company granted BOL a royalty-free license to view, access and use the Company's computer technology and systems. These agreements remain effective until (i) the date both parties mutually agree to terminate, or (ii) from and after the date either Barnes & Noble or Bertelsmann cease having an equity interest of 10% or more in the Company. Following termination, each party may continue to use in perpetuity any technology it obtained from the other prior to such termination.

         The Company and Barnes & Noble commenced a marketing program in mid November 2000, whereby a customer purchases a "Readers Advantage Card" for an annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their Company purchases. The Company and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts taken with each company. Through September 30, 2001, the Company's net revenue generated from this program was $388.

         Textbooks.com, Inc. ("Textbooks.com"), a corporation owned by Leonard Riggio, Chairman of the Board of the Company and B&N.com, has a subsite on the bn.com Web site. The Company fulfills the orders for Textbooks.com and records the revenue on the textbooks sold. In January 2001, the Company and Textbooks.com formalized an agreement to pay Textbooks.com a royalty on gross revenues (net of product returns and applicable sales tax, if any) realized by the Company (excluding shipping and handling) from the sale of books designated as textbooks from January 1, 2000. Under this agreement, the Company is permitted to sell textbooks using the "Barnes & Noble" name. The term of the agreement is for five years and shall renew annually for additional one-year periods unless terminated 12 months prior to the end of any given term. The Company incurred a royalty expense of $3,902 for the nine months ended September 30, 2001.

         Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the "Strategic Relationship Agreement"), between the Company and GameStop, Inc. ("GameStop"), a wholly owned subsidiary of Barnes & Noble, GameStop sells video game hardware, software and accessories and PC entertainment software through the bn.com Web site. GameStop pays the Company a referral fee equal to approximately 7.5% of its net sales revenue resulting from purchases made through the bn.com Web site. The Strategic Relationship Agreement may be terminated by either party on 60 days' notice after May 1, 2002. Commissions of $13 have been recorded in the nine months ended September 30, 2001 under this agreement.

         The Company has an approximate 45% equity stake in enews Corporation ("enews") and accounts for this investment under the equity method. The Company fulfills a majority of orders for magazine subscriptions through enews and records a commission on these sales. Beginning in October 2000, enews subleased space from the Company at its New York office for an annual rent of $95. The Company recorded commissions of
                             barnesandnoble.com inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       For the nine months ended September 30, 2001 and September 30, 2000
                (in thousands of dollars, except per share data)
                                   (unaudited)

approximately $227 and $290 for the nine months ended September 30, 2001 and 2000, respectively, and related services of $99 for the first nine months ended September 30, 2001.

         Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP, which is outside counsel to the Company.

         The Company believes that the transactions discussed above, as well as the terms of any future transactions and agreements (including renewals of any existing agreements) between the Company and its affiliates, are and will be at least as favorable to the Company as could be obtained from unaffiliated parties. The Board of Directors and its Audit Committee must approve in advance any proposed transaction or agreement and will utilize such procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

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

         The Company's previous business combinations were accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $54,692. Amortization expense during the nine-month period ended September 30, 2001 was $15,097. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

          The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the sixth largest e-commerce Web site, based on the Media Metrix September 2001 report.

         B&N.com has pursued a strategy of focusing on the sale of a broad range of knowledge, information, education and entertainment related products. Since opening its online store in March 1997, B&N.com has sold products to more than
10.3 million customers in 228 countries. B&N.com's Web site, www.bn.com, is anchored by its online bookstore, and also offers music, video, magazines and related products. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers, combined with the most comprehensive online selection of college textbooks. B&N.com offers its customers fast delivery, easy and secure ordering, rich editorial content and a community experience.

         B&N.com's affiliate network has more than 270,000 members and the Company maintains strategic alliances with major Web portals and content sites, such as Yahoo!, AOL, and MSN. B&N.com is also a leader in business-to-business e-commerce through its wholly owned subsidiary, Fatbrain, which specializes in professional and technical titles for the corporate marketplace.

         The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. Pro forma results of operations for the period ended September 30, 2000 include the consolidation of the Company, B&N.com and Fatbrain as if the Company had completed the merger with Fatbrain.com, Inc. as of January 1, 2000. These pro forma results are presented for comparative purposes only and are not indicative of what may have occurred if the merger was completed on January 1, 2000. The pro forma results do not include any adjustments to reflect the synergies of the business.

Results of Operations

Net sales

                     Three Months Ended September 30,                   Nine Months Ended September 30,
                     --------------------------------                   -------------------------------
                               Pro forma                                        Pro forma
                               ---------                                        ---------
                  2001            2000        % Change              2001           2000           % Change
                  ----            ----        --------              ----           ----           --------
                     (in thousands)                                    (in thousands)
Net sales       $96,838        $90,924           7%               $289,562       $260,881            11%

         Net sales are composed of sales of books, music, video and eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Growth in net sales reflects an increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers. B&N.com added more than 765,000 customers during the third quarter 2001, raising the cumulative customer count to more than 10.3 million as of September 30, 2001. For the third quarter 2001, the company's consumer book sales showed strong gains which were partially offset by the weaker-than-anticipated corporate book sales due to a curtailment of expenditures by major customers.

Gross profit

                             Three Months Ended September 30,                       Nine Months Ended September 30,
                             --------------------------------                       -------------------------------
                                        Pro forma                                              Pro forma
                                        ---------                                              ---------
                          2001            2000          % Change               2001              2000            % Change
                          ----            ----          --------               ----              ----            --------
                             (in thousands)                                        (in thousands)
Gross profit            $21,181          $18,913           12%                $66,796          $46,596              43%

Gross margin              21.9%            20.8%                                23.1%            17.9%


         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers as well as inbound and outbound shipping costs. Gross profit increased as a result of the increased utilization of the new distribution centers and a substantial reduction in promotional discounts.

Fulfillment and customer service

                              Three Months Ended September 30,                        Nine Months Ended September 30,
                              --------------------------------                        -------------------------------
                                        Pro forma                                                Pro forma
                                        ---------                                                ---------
                           2001             2000            % Change             2001               2000         % Change
                           ----             ----            --------             ----               ----         --------
                               (in thousands)                                         (in thousands)
Fulfillment and
 customer service         $9,520          $14,836              (36%)            $31,820            $39,615          (20%)

Percentage of
   net sales                9.8%            16.3%                                 11.0%              15.2%


         Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. Fulfillment and customer service expenses decreased as a result of B&N.com leveraging its new state-of-the-art distribution facilities in Memphis and Reno and incorporating the operations of Fatbrain, which was acquired by B&N.com in November 2000. B&N.com anticipates its variable costs of fulfillment and customer service will increase based on anticipated sales growth; however, as a percentage of sales it is expected that fulfillment and customer service expenses will continue to improve compared with last year.

Marketing, sales and editorial

                                  Three Months Ended September 30,                   Nine Months Ended September 30,
                                  --------------------------------                   -------------------------------
                                            Pro forma                                         Pro forma
                                            ---------                                         ---------
                             2001             2000          % Change             2001            2000              % Change
                             ----             ----          --------             ----            ----              --------
                                 (in thousands)                                      (in thousands)
Marketing, sales
   and editorial            $15,197          $21,753          (30%)            $47,560            $70,129             (32%)

Percentage of
   net sales                  15.7%            23.9%                             16.4%              26.9%


         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to a significant reduction in B&N.com's advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales due to the increase in net sales and the Company's focus on more targeted, measurable marketing programs. The Company expects to continue such focus in order to continue to drive down these expenses as a percentage of sales.

Technology and web site development

                                Three Months Ended September 30,                     Nine Months Ended September 30,
                                --------------------------------                     -------------------------------
                                         Pro forma                                            Pro forma
                                         ---------                                            ---------
                             2001          2000            % Change              2001            2000            % Change
                             ----          ----            --------              ----            ----            --------
                               (in thousands)                                      (in thousands)
Technology
   and web site
   development             $10,069        $14,463           (30%)               $34,859         $37,294            (7%)

Percentage of
   net sales                 10.4%          15.9%                                 12.0%           14.3%

         Technology and web site development expenses consist principally of payroll and related expenses for Web page production and computer network operations personnel, and expenses related to systems infrastructure and telecommunications. The decrease for the nine months ended September 30, 2001 in technology and web site development expenses was primarily attributable to increased infrastructure efficiency and reduced labor expenses during the third quarter. Technology and web site development expenses are expected to continue to decrease as a percentage of sales for the remainder of 2001.

General and administrative

                                 Three Months Ended September 30,                      Nine Months Ended September 30,
                                 --------------------------------                      -------------------------------
                                           Pro forma                                             Pro forma
                                           ---------                                             ---------
                              2001            2000            % Change            2001              2000            % Change
                              ----            ----            --------            ----              ----            --------
                                 (in thousands)                                        (in thousands)
General and
   administrative             $7,822          $6,431             22%              $23,626          $22,883              3%

Percentage of
   net sales                    8.1%            7.1%                                 8.2%             8.8%


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

Depreciation and amortization

                                  Three Months Ended September 30,                    Nine Months Ended September 30,
                                  --------------------------------                    -------------------------------
                                            Pro forma                                            Pro forma
                                            ---------                                            ---------
                               2001            2000           % Change             2001             2000            % Change
                               ----            ----           --------             ----             ----            --------
                                  (in thousands)                                      (in thousands)
Depreciation and
    amortization               $10,778       $10,149             6%                $31,134        $25,013               24%

Percentage of
   net sales                     11.1%         11.2%                                 10.8%            9.6%


         The increase in depreciation and amortization expenses is the result of the increase in capital expenditures in 2000 related to the building of two new warehouses and the implementation of the technology infrastructure to support them.

Stock based compensation

                                 Three Months Ended September 30,                 Nine Months Ended September 30,
                                 --------------------------------                 -------------------------------
                                          Pro forma                                         Pro forma
                                          ---------                                         ---------
                                2001        2000         % Change              2001           2000            % Change
                                ----        ----         --------              ----           ----            --------
                                 (in thousands)                                   (in thousands)
Stock based
   compensation               $   -         $ -             -                 $    -        $11,740               -

Percentage of
   net sales                      -           -                                    -            4.5%

         There was no stock-based compensation recorded in the first nine months of 2001. On March 1, 2000 the Company repriced approximately 5 million of 16 million then outstanding options, which were originally granted at an average per share exercise price of $16.15, to a new per share exercise price of $8.00, the closing per share market price of the Company's stock as of March 1, 2000. The Company is accounting for its repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.


Equity in net loss of equity investments including related amortization of intangibles

                                        Three Months Ended September 30,                      Nine Months Ended September 30,
                                        --------------------------------                      -------------------------------
                                                   Pro forma                                            Pro forma
                                                   ---------                                            ---------
                                      2001           2000        % Change                 2001             2000           % Change
                                      ----           ----        --------                 ----             ----           --------
                                         (in thousands)                                       (in thousands)
Equity in net
    loss of equity
    investments including
    related to amortization
       of intangibles
                                      $7,384       $12,234       (40%)                    $20,593        $29,649          (31%)
Percentage of
   net sales                            7.6%          13.5%                                  7.1%           11.4%


         Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in enews and MightyWords, Inc. Equity in net loss of equity investments decreased due to impairment charges in December 2000, reducing the value of the Company's equity investments. B&N.com concluded that its carrying amount of certain equity investments, primarily enews and MightyWords, exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities. No additional impairment has been recorded beyond that which was recorded in December 2000.

Interest Income, Net

                                   Three Months Ended September 30,                      Nine Months Ended September 30,
                                   --------------------------------                      -------------------------------
                                             Pro forma                                           Pro forma
                                             ---------                                           ---------
                                 2001          2000          % Change                2001           2000           % Change
                                 ----          ----          --------                ----           ----           --------
                                   (in thousands)                                      (in thousands)
=
Interest income, net            $1,301       $4,488           (71%)                 $6,265        $18,528            (66%)

Percentage of
  net  sales                      1.3%          4.9%                                  2.2%            7.1%


         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company's operations. In addition, interest rates on investments have significantly decreased during the first nine months of 2001. All available cash is invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

         As of September 30, 2001, the Company's cash, cash equivalents and short-term marketable securities were $125.5 million, compared to $212.3 million on December 31, 2000. The Company continues to have a debt-free balance sheet.

         Net cash flows used in operating activities were $87.2 million for the nine months ended September 30, 2001 and $151.3 million for the nine months ended September 30, 2000. Cash used for the nine months ended September 30, 2001 was primarily attributable to a net loss of $32.1 million, a corresponding decrease in minority interest of $84.4 million, a decrease in accrued liabilities of $23.0 million, an increase in merchandise inventories of $15.2 million and a decrease in accounts payable of $13.1 million. This was partially offset by a $10.7 million decrease in receivables, an increase in payables to affiliates of $22.8 million and a decrease of $1.6 million in prepaid expenses and other current assets. Cash used for the nine months ended September 30, 2000 was primarily attributable to a net loss of $29.0 million, a corresponding decrease in minority interest of $108.6 million, a decrease in accounts payable of $17.6 million, an increase in merchandise inventories of $35.6 million and an increase in prepaid expenses and other current assets of $7.5 million. This was partially offset by an increase in payables to affiliates of $3.8 million and an increase in accrued liabilities of $8.6 million.

         Net cash flows from investing activities of $15.9 million for the nine months ended September 30, 2001 were primarily attributable to purchases of fixed assets totaling $6.0 million, offset by a decrease of $1.3 million in other non-current assets and sales of marketable securities of $20.6 million. Net cash flows used in investing activities of $77.8 million for the nine months ended September 30, 2000 were attributable to a $44.9 million increase in other non-current assets and purchases of fixed assets totaling $73.1 million, offset by sales of marketable securities totaling $40.3 million.

         Net cash flows from financing activities were $5.7 million for the nine months ended September 30, 2000, attributable to proceeds from the exercise of stock options.

         At September 30, 2001, the Company's principal sources of liquidity consisted of $108.3 million in cash and cash equivalents and $17.1 million in short-term marketable securities. As of September 30, 2001, the Company's remaining principal commitments consisted of obligations outstanding under operating leases.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

         The Company invested in enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2000 B&N.com recorded an impairment charge of $23.1 million related to equity method and other investments. At September 30, 2001 the Company's equity-method investments amounted to $9.7 million. No impairment is considered to exist at September 30, 2001 beyond that which was recorded at December 31, 2000. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with remaining maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The values of the Company's marketable securities are subject to market price volatility. As of September 30, 2001, the Company's investments in cash, cash equivalents and marketable securities totaled approximately $125 million.

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         No material developments have occurred with respect to previously reported legal proceedings.

Item 2: Changes in Securities and Use of Proceeds

         The effective date of the Company's registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company's Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. Since May 28, 1999, B&N.com has invested approximately $17.1 million of such net proceeds in short-term marketable securities. The remaining funds have been used to purchase fixed assets and support the operations of B&N.com. Except as indicated in the Company's prospectus and other reports filed with the Securities and Exchange Commission, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company's equity securities, or any affiliates of the Company or B&N.com.

Item 3: Defaults upon Senior Securities

                  None

Item 4: Submission of Matters to a Vote of Securities Holders

         The Company's annual meeting of stockholders was held on August 9, 2001.

         The following nominees were elected as Directors, each to serve until the 2004 Annual Meeting of Stockholders and until their respective successors are duly elected, by the vote set forth below:

      Director Class            Nominee                       For               Withheld
      --------------            -------                       ---               --------
         Class A            Patricia Higgins            1,186,827,726            501,144
         Class B            Stephen Riggio                575,000,010                  -
         Class C            Klaus Eierhoff                575,000,010                  -

         The appointment of BDO Seidman, LLP as independent certified public accountants for the Company's fiscal year ending December 31, 2001 was ratified by the vote set forth below.

              For                     Against                  Abstain
    -----------------------      ------------------        --------------
        1,186,907,227                 357,210                  64,433


Item 5: Other Information

                  None

Item 6: Exhibits and Reports on Form 8-K

                  (a) No report on 8-K was filed by the Company during the fiscal quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               barnesandnoble.com inc.
                                               (Registrant)

Date:  November 13, 2001                       By: /s/  Kevin M. Frain
                                                  ------------------------------
                                                        Kevin M. Frain
                                                        Vice President, Finance