Form 10-K
period 2001-12-31
BARNESANDNOBLE COM INC
filed 2002-04-01
CIK 1069665

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 18, 2002 as reported on the NASDAQ National Market System, was approximately $75,753,994.

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of March 18, 2002 was 47,945,566, one and one, respectively.

                        This document contains 73 pages.
                     Exhibit index located on pages 41 - 45.

TABLE OF CONTENTS
-----------------

PART I
------
                                                                           PAGE:
                                                                           -----


Item 1.   Business..................................................         3

Item 2.   Properties................................................         9

Item 3.   Legal Proceedings.........................................        10

Item 4.   Submission of Matters to a Vote of Security Holders.......        11


PART II
-------


Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters......................................         12

Item 6.   Selected Financial Data..................................         13

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................          14

Item 7A.  Quantitative and Qualitative Disclosures About
          Market Risk.............................................          23

Item 8.   Financial Statements and Supplementary Data.............          24

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure..................          24

PART III


Item 10.  Directors and Executive Officers of the Registrant......          25

Item 11.  Executive Compensation..................................          27

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management..........................................          37

Item 13.  Certain Relationships and Related Transactions..........          38


PART IV

Item 14.  Exhibits, Financial Statement Schedules, Reports
          on Form 8-K and Signatures..............................          41

     PART I

ITEM 1. BUSINESS

GENERAL

         barnesandnoble.com inc. (the "Company") is a holding company whose sole asset is its 27.6% interest in barnesandnoble.com llc ("B&N.com"), and whose sole business is acting as sole manager of B&N.com. The remaining ownership interests in B&N.com are owned equally by Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann").

         B&N.com is a leading online retailer of books, music, DVD/video and magazine subscriptions. Since opening its online store (www.bn.com) in March 1997, B&N.com has attracted more than 11.2 million customers in 228 countries. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles with access to 1 million titles for immediate delivery, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

         According to Jupiter Media Metrix, in January 2002, B&N.com's Web site was the fifth most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as AOL, Yahoo and MSN as well as content sites have extended B&N.com's brand and increased consumer exposure to its site. B&N.com has also established a network of remote storefronts across the Internet by creating direct links with more than 512,000 affiliate Web sites.

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

         o The use of Barnes & Noble's distribution center as its primary product supplier, which enables B&N.com to offer approximately 1 million in-stock book titles for fast delivery, representing the largest standing inventory of any online bookseller; B&N.com is also able to benefit from the supplier relationships maintained by Barnes & Noble with every significant book publisher;

         o The use of Barnes & Noble's book database as the primary source of bibliographic data, which enables B&N.com to provide its customers with the most authoritative and accurate book data available;

         o The enterprise value of Barnes & Noble and Bertelsmann, including Barnes & Noble's network of 900 retail bookstores nationwide and Bertelsmann's stature as one of the largest integrated media companies in the world, which provides significant advantages in attracting strategic partnerships;

         o Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble and Bertelsmann; and

         o Participation in Barnes & Noble's membership loyalty program, READERS' ADVANTAGE(TM), which offers discounts and other benefits to members. For a $25 annual membership fee, participating customers receive 10% additional discounts at Barnes & Noble stores and 5% additional discounts at B&N.com. In addition to discounts, member benefits include sign-up premiums and member-only events.

INDUSTRY BACKGROUND

         E-COMMERCE. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the January 2002 Forrester Research North America online shopping report, online shopping for 2001 was $47.6 billion, and is expected to reach $130.9 billion in the year 2004. In Jupiter Communication's November 2001 population model, the total number of U.S. households online by the end of 2001 was 62.6 million, which represents approximately 59% of U.S households, and is expected to reach
86.3 million by 2006 representing approximately 76% of U.S. households.

         THE BOOK INDUSTRY. The size of the U.S. consumer book market, according to Veronis Suhler & Associates, an investment banking firm specializing in, among other things, the publishing industry, was $17.8 billion in 2000, and is expected to grow to $20.0 billion by 2005. According to the National Association of College Stores, Inc., the college textbook market in 2000 was $6.8 billion.

         ONLINE SHOPPING FORECAST. Industry analysts, including Forrester Research and Jupiter Communications, forecast continued and accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of B&N.com's focus of books, music and DVD/video, industry analysts forecast a large and rapidly growing market for online sales. Forrester Research estimates that North American online sales of books will grow to over $4.7 billion by 2006. In addition, Forrester Research estimates online sales in 2006 for music and video to be $5.5 billion and $5.9 billion, respectively. According to the Jupiter Media Metrix March 2002 report, the U.S. online shopping population will double from 66 million to 132 million by 2006.

         PRODUCTS THAT ARE WELL SUITED FOR E-COMMERCE. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search engines and personalized services enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision.

         BROADBAND VS. DIAL-UP. Currently most households access the Internet through a dial-up connection, which requires use of a phone line and modem, with maximum speeds of 56 kbps. Broadband access does not use a phone line and has speeds up to ten times faster than dial-up. The November 2001 Market Forecast Report by Jupiter Media Metrix forecasts that there will be no net growth in the dial-up population over the next two years, and that households will increasingly migrate to the much quicker broadband for their primary access technology. After 2003, broadband growth is expected to outpace that of dial-up, leading to a slow but inevitable decline of dial-up as the primary residential connectivity technology. The report also forecasts that broadband will serve 10 million households in the U.S. by the end of 2001, and by 2006, more than 35 million households will subscribe to a broadband service. The Company expects the increasing utilization of broadband to have a positive impact on its sales.

BUSINESS STRATEGY

         B&N.com has aggressively pursued its strategy to be an e-commerce leader in the sale of books, music and DVD/video. It is B&N.com's goal to be recognized as the most innovative and customer-focused of e-commerce merchants, making online purchasing a simple, personal and gratifying experience that results in the highest levels of customer loyalty. B&N.com has made significant investments to provide the highest possible levels of value and service, which it believes are reflected in the completeness of its product selection, the ease-of-use of its Web site, the price of its products and the speed of delivery it can offer its customers.

         Central to achieving these, B&N.com's goals are to increase its customers and revenue base by:

              CONTINUALLY ENHANCING THE USER EXPERIENCE. B&N.com is committed to making every aspect of browsing and shopping in its Web site an easy and intuitive experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site's performance metrics are competitive, especially with regard to page download times and the speed of all search functions. B&N.com also strives to make the ordering and checkout process easy, intuitive, fast and secure. In 2001, the Company implemented a number of enhancements to both the order checkout process and to the account maintenance function. These improvements assist customers in quickly completing their orders and enable them to easily modify information in their customer accounts.

              RICH EDITORIAL CONTENT. B&N.com strives to provide its users with the most accurate and authoritative online database about books and authors. B&N.com's online database includes editorial content such as synopses, book reviews, author biographies and user reviews on more than one million titles. Included in this content are book reviews from many respected industry sources, such as The New Yorker, Publisher's Weekly, Kirkus Reviews, the Reader's Catalog and The Horn Book. B&N.com's in-house editorial experts also write and commission feature articles, columns and interviews. In addition, B&N.com offers "First Chapters", where users can read first chapters, tables of contents and excerpts on selected books.

              During the 2001 holiday season, the Company launched the Barnes & Noble.com Gift Guide. This comprehensive guide featured over 500 guaranteed in-stock products organized into 15 subject and interest categories including art and photography, food and wine, fiction and literature, home and garden, religion and science and nature. Also featured were special, hand-picked collections, including book and video gift sets, Christmas and holiday books, coffee table books and gift books. Music and video selections included music and DVD box sets, bestsellers and holiday selections. Children and teen selections were categorized by age and included special interest collections.

              The Company recently launched Barnes & Noble, Jr., featuring a wide selection of books for children of all ages. Barnes & Noble, Jr. also has extensive video and music selections. Streamlining the shopping experience, the new store features clear links between product lines and newly created age-based recommendations within each product line. The fully cross-merchandised Barnes & Noble, Jr. focuses on new releases, celebrated award winners and classics.

         OFFERING A LARGE PRODUCT SELECTION AND FAST DELIVERY. B&N.com has access to the largest in-stock selection of in-print book titles available for immediate delivery, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. This includes virtually every English-language book in print as well as millions of out-of-print, used and rare books. B&N.com's online databases act as a highly searchable catalogue for the full spectrum of English-language books. The Company's distribution network ensures speedy delivery. B&N.com's search engine and sort capabilities allow consumers to search and browse through the Company's proprietary database in an intuitive and easy way, with accurate and meaningful results received on virtually every search.

         EXTENSIVE PRODUCT OFFERING. B&N.com is focused on becoming the best place to buy books online as well as the most authoritative source for information about books and authors. While B&N.com's major focus is and will be selling books, the Company believes that offering complementary information products such as music, videos and magazine subscriptions is a natural extension of bookselling. B&N.com's Music Store features hundreds of thousands of albums, as well as artist biographies and music reviews. The site also offers free music downloads on selected songs and "The Listening Wall", where users can listen to song samples. B&N.com's magazine store offers customers the ability to obtain subscriptions at competitive prices to over 100,000 magazines, newspapers and newsletters. In July 2000, B&N.com launched its Video Store, featuring tens of thousands of movie titles available in both DVD and VHS formats. Powered by the comprehensive All-Movie Guide database, and organized into 16 genres and more than 800 sub-categories, B&N.com's Video Store offers virtually every video available. Users can also access the B&N.com Screening Room featuring over 10,000 of the newest full-length video previews.

         BUILDING BRAND AWARENESS AND DRIVING CUSTOMER ACQUISITION THROUGH ONLINE ADVERTISING AND PROMOTION. B&N.com will continue to invest in building its online brand through its key relationships. The Company began 2001 with 7.3 million customers and grew this base to 11.2 million by year-end. In its advertising and promotion initiatives, B&N.com seeks to continuously drive down the new customer acquisition cost, as well as to get customers to return to the site more frequently and to increase the size of their average purchase per visit. B&N.com has formed significant strategic marketing relations with Yahoo! ("Yahoo"), America Online ("AOL") and Microsoft Network ("MSN") and has established an extensive affiliate network, all designed to build brand awareness and increase customer acquisition.

         HIGH LEVELS OF CUSTOMER SERVICE. The Company believes that high levels of customer service and support are crucial to retaining and expanding B&N.com's customer base. In February 2002, B&N.com was ranked No. 2 in customer satisfaction of the 190 companies contained in the latest American Customer Satisfaction Index (ACSI), a quarterly survey of consumer attitudes by the University of Michigan. In addition, B&N.com's rating increased 6.5% over the prior year's rating, which represents one of the largest gains of any company in the survey. B&N.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to its customers. B&N.com's customer service representatives are available 24 hours a day, seven days a week and maintain constant customer service availability through e-mail.

MARKETING AND PROMOTION

         ONLINE STRATEGIC ALLIANCES. Since inception, B&N.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. The Company has major affiliations with the world's three largest online shopping destinations: AOL's proprietary service, Yahoo and MSN.

         SPECIAL PROMOTIONS. B&N.com frequently offers special value promotions to its customers. In July 2001, the Company announced free shipping on customer orders of two or more items. The response to this promotion has been overwhelmingly positive. As a result, the Company has extended the promotion into 2002.

         AFFILIATE NETWORK. In addition to securing alliances with the nation's three highest-trafficked Internet properties, B&N.com has established an affiliate network of more than 512,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the B&N.com site.

TECHNOLOGY

         B&N.com believes that it has built an industry-leading interactive e-commerce platform, and plans to continue to invest in technologies that will enable B&N.com to offer its customers the most convenient and user-friendly online shopping experience. B&N.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications in use by B&N.com allows it to support a distributed, scalable and secure e-commerce environment.

         B&N.com uses the latest Intel-based server technology in a fully redundant configuration to power its Web site, which is hosted in two locations. At these locations, B&N.com maintains computers that store its Web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. B&N.com operates two hosting locations. Each of the hosting locations is "co-located" within leading edge hosting facilities that are maintained by two different hosting vendors. Either site has sufficient capacity to support the volume of traffic directed toward B&N.com during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, B&N.com has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

         B&N.com's integrated systems and tools provide functionality in the following areas:

              TITLE DATABASE AND SEARCH FUNCTIONALITY. B&N.com has seamlessly incorporated the Barnes & Noble book title database into the Web site. The Barnes & Noble book database is a comprehensive synthesis of multiple sources of data and content that feeds from publishers and third party sources. B&N.com has also developed a powerful proprietary search engine. Search results can be sorted by user-defined sequences including "bestseller", "date published", a "Reader's Catalog highly recommended book", or in alphabetical sequence.

              E-COMMERCE. B&N.com has developed its e-commerce applications using the Microsoft Commerce Server 2000 Architecture. B&N.com has created a set of server applications that allow customers to securely establish accounts and to store address books, credit cards and ordering preferences. A customer needs to set up an account only once and then has the ability to easily modify the components of their account setup. When the account has been established, the customer can shop the traditional "e-commerce" path by adding items to their shopping cart. Gift certificates, gift-wrap, gift message and the ability to select from a variety of shipping methods are available options.

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

              ORDER FULFILLMENT AND CUSTOMER SERVICE. B&N.com has developed proprietary applications that enable it to receive products and assign them to customers based upon various ordering, handling and shipping criteria. B&N.com utilizes licensed technology and has also developed proprietary applications that are used for customer service.

              SALES TRACKING AND ANALYSIS. B&N.com licenses technology to support its affiliate program. The software provides sophisticated sales tracking for the members of the affiliate network with real time reporting and analysis tools. B&N.com has built a comprehensive data warehouse to store and analyze customer sales and online bookstore activity data.

              LEVERAGING TECHNOLOGY. B&N.com invested extensively in its Web site, order processing, fulfillment and customer service technologies through 2000. During 2001 and going forward, a lower rate of investment was and will be required to maintain the Company's industry-leading technology, providing opportunities to leverage fixed technology expenses and capital investments.

COMPETITION

         Both the e-commerce market and retail bookselling business are highly competitive. Following the introduction of e-commerce to the Internet, a significant number of e-commerce Web sites were launched. Despite recent failures in other areas of the e-commerce sector, the Company expects online bookselling competition to remain intense. The Company believes that the primary differentiating factors in e-commerce are brand recognition, ease of use, price, fulfillment speed, customer support, web site reliability and site content. The Company believes that B&N.com's success will depend heavily upon its ability to provide a compelling and satisfying shopping experience. The Company believes the other factors that will affect B&N.com's success include B&N.com's continued ability to attract experienced marketing, technology, operations and management talent. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. Despite the Company's ability to gain market share, increased competitiveness among online retailers may result in reduced operating margins and a potential loss of market share.

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

EMPLOYEES

         As of February 28, 2002, B&N.com employed approximately 1,168 full-time and part-time employees. B&N.com also employs independent contractors to perform duties in various departments. B&N.com's employees are not represented by unions, and B&N.com considers its relationship with its employees to be excellent. B&N.com believes that its success is dependent on its ability to attract and retain qualified personnel in numerous areas.


ITEM 2. PROPERTIES

         B&N.com's principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 90,000 square feet of office space and expires in 2015.

         The administrative office of the Company's subsidiary, Fatbrain.com, LLC ("Fatbrain"), is located in Santa Clara, California containing approximately 64,750 square feet under a master lease that expires in 2006. This office will be closed in 2002.

         Barnes & Noble leases a 300,000 square foot facility located in Dayton, New Jersey, of which B&N.com uses approximately 100,000 square feet for its fulfillment operations. This lease expires in March

2003; however, Barnes & Noble has an option to extend the lease for up to three additional successive two-year periods.

         B&N.com leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. The lease term is five years commencing in January 2000.

         B&N.com also entered into a ten-year lease for 600,000 square feet of space in Reno, Nevada for a distribution and fulfillment facility that opened in 2000. Since opening, Barnes & Noble has subleased approximately 50 percent of the facility. B&N.com recently determined it could not effectively utilize the full capacity of the Reno warehouse. Accordingly, Barnes & Noble assumed responsibility for the Reno, Nevada warehouse. Barnes & Noble has agreed to assume the Reno lease, which expires in 2010. B&N.com employees in Reno have become employees of Barnes & Noble. In addition to hiring the employees, Barnes & Noble will be assuming B&N.com's lease obligation and all other operating expenses associated with running the facility. In connection with the transition, B&N.com will pay 50% of the rent for the Reno facility through December 31, 2002, totaling approximately $1.6 million.

         B&N.com leases 30,000 square feet in Secaucus, New Jersey for its customer service operations. The lease term is 10 years commencing June 1, 1999. The lease may be renewed for one five-year period at an agreed upon prevailing fair market value rate.

         Fatbrain also leased a 40,000 square foot warehousing facility located in Erlanger, Kentucky, which was closed in 2001. The lease expires in March 2003.


ITEM 3. LEGAL PROCEEDINGS

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company and B&N.com intend to vigorously defend this action.

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

         On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys' fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999, the Court granted Amazon's motion for a preliminary injunction. On February 14, 2001, a unanimous decision by the United States Court of Appeals overturned the preliminary injunction. In March 2002, the parties entered into a confidential settlement agreement and this lawsuit was dismissed.

         In addition to the litigations described above, the Company and B&N.com are involved in various legal proceedings incidental to the conduct of their business. The Company does not believe that any of those legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or B&N.com.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Class A Common Stock is listed on the NASDAQ National Market under the symbol "BNBN" and began trading on May 25, 1999. On March 18, 2002, the Company had 1,012 shareholders of record for the Class A Common Stock. The Company's Class A Common Stock price at the close of business on March 18, 2002 was $1.58 per share. The Company's Class B Common Stock and Class C Common Stock, owned by Barnes & Noble and Bertelsmann, respectively, are not listed or traded on any securities exchange.

         The table below sets forth the high and low sale prices of the Company's Class A Common Stock for the periods indicated, as reported by the NASDAQ National Market.

                                       HIGH             LOW
                                       ----             ---
           2000
           ----
           First Quarter            $  17.50         $   7.50
           Second Quarter           $  11.13         $   6.19
           Third Quarter            $   6.88         $   3.44
           Fourth Quarter           $   4.88         $   1.19

           2001
           ----
           First Quarter            $   2.69         $   1.11
           Second Quarter           $   2.50         $   0.97
           Third Quarter            $   1.65         $   0.80
           Fourth Quarter           $   1.68         $   0.75

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

         As of December 31, 2001, under the Company's stockholder-approved 1999 Incentive Plan (the "1999 Incentive Plan"), there were outstanding options to purchase 19,140,412 shares of Class A Common Stock at a weighted average exercise price of $3.44, with 4,010,751 options available for future issuance under the 1999 Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)

         The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and notes thereto appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

                                                                                                           barnesandnoble.com llc
                                                  barnesandnoble.com inc and subsidiaries                    and its predecessor
                                       --------------------------------------------------------------  ----------------------------
                                       --------------------------------------------------------------  ----------------------------
                                                                      (Consolidated)
                                                                         Proforma
                                         Year ended      Year ended      year ended     May 25, 1999     January 1,      Year Ended
                                        December 31,    December 31,    December 31,   to December 31,    1999 to       December 31,
                                            2001            2000        1999 (1) (2)        1999       May 24, 1999(3)    1998 (3)
                                         ---------       ---------       ---------       ---------       ---------       ---------

Statement of Operations Data:
Net sales                                $ 404,600       $ 320,115       $ 193,730       $ 139,930       $  53,800       $  61,834
Cost of sales                              313,365         261,801         159,937         117,850          42,087          47,569
                                         ---------       ---------       ---------       ---------       ---------       ---------
      Gross profit                          91,235          58,314          33,793          22,080          11,713          14,265
Operating expenses:
      Fulfillment and customer
           service                          44,637          49,880          19,395          11,743           7,652           6,689
      Marketing, sales and editorial        61,418          82,620          81,682          59,181          24,140          63,734
      Technology and web site
           development                      45,298          40,397          21,006          15,058           5,948           8,532
      General and administrative            32,362          31,270          18,842          12,582           4,622          12,026
      Depreciation and amortization         41,981          36,088          15,510          10,183           5,327           7,140
      Impairments and other
           special charges                  88,213          75,051            --              --              --              --
      Stock based compensation                --            11,740            --              --              --              --
      Equity in net loss of equity
           investments including
           amortization of intangibles      28,733          30,728            --              --              --              --
                                         ---------       ---------       ---------       ---------       ---------       ---------
      Total operating expenses             342,642         357,774         156,435         108,747          47,689          98,121
                                         ---------       ---------       ---------       ---------       ---------       ---------
Loss from operations                      (251,407)       (299,460)       (122,642)        (86,667)        (35,976)        (83,856)
      Interest income, net                   7,041          23,737          20,238          18,615           1,623             708
                                         ---------       ---------       ---------       ---------       ---------       ---------
Loss before minority interest             (244,366)       (275,723)       (102,404)        (68,052)        (34,353)        (83,148)
      Minority interest                    176,980         210,320          54,253          54,253            --              --
                                         ---------       ---------       ---------       ---------       ---------       ---------
Net loss - historical                    $ (67,386)      $ (65,403)        (48,151)      $ (13,799)        (34,353)        (83,148)
                                         =========       =========       =========       =========       =========       =========
Pro forma adjustment to minority
      interest (4)                                                          27,534                          27,534          66,518
                                                                         ---------                       ---------       ---------
Net loss - pro forma                                                     $ (20,617)                      $  (6,819)      $ (16,630)
                                                                         =========                       =========       =========
Basic net loss per common share          $   (1.54)      $   (2.02)      $   (0.72)      $   (0.48)      $   (0.24)      $   (0.58)
Basic weighted average common
      shares outstanding (5)                43,787          32,386          28,778          28,797          28,750          28,750
Diluted net loss per share (5)           $   (1.54)      $   (2.02)      $   (0.72)      $   (0.48)      $   (0.24)      $   (0.58)

Balance Sheet Data:
Cash and cash equivalents                $ 105,125       $ 179,609       $ 247,403                                       $  96,940
Long term marketable securities               --             5,000          71,852                                            --
Working capital                             44,628         156,649         429,674                                          78,681
Total assets                               287,376         528,935         679,518                                         202,144
Minority interest                          105,845         282,804         482,896                                            --
Equity                                      42,758         110,144         120,682                                         169,149

(1) Includes the historical results of barnesnandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

(2) The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred at the beginning of the respective periods.

(3) Includes the historical results of barnesandnoble.com llc and its predecessor.

(4) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5) For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This report (including but not limited to factors discussed below, in the "Management's Discussion and Analysis of Financial Condition and Results Of Operations," as well as those discussed elsewhere in this Annual Report on Form 10-K) may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words "anticipate," "believe," "estimate," "expect," "intend," "plan" and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company's or B&N.com's computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, the Company's ability to maintain strategic alliances with AOL, Yahoo and MSN, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com's current and future investments and new product initiatives, unanticipated costs associated with B&N.com's new warehouses or the failure to successfully integrate those warehouses into B&N.com's distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, the factors described below under "Quarterly Results of Operations," changes in tax and other governmental rules and regulations applicable to the Company or B&N.com, the successful imposition by state tax authorities of sales or use taxes on products sold by B&N.com to customers in such states, and other factors that may be outside of the Company's control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed by the Company with the Securities and Exchange Commission ("SEC").

OVERVIEW

         The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and is currently ranked the fifth largest e-commerce Web site, based on the Jupiter Media Metrix January 2002 report.

         B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and magazine subscriptions. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 11.2 million customers in 228 countries. B&N.com's online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

         The results of operations discussed hereafter include the results of the Company and B&N.com for the year ended December 31, 2001 and the historical results of B&N.com and its predecessors for the years ended December 31, 2000 and 1999 (proforma). 2000 results include Fatbrain from November 16, 2000 through December 31, 2000 only. In view of the rapidly changing nature of B&N.com's business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance. Additionally, no analysis has been provided regarding B&N.com's historical period of January 1, 1999 to May 24, 1999, as well as the Company's historical period of May 25, 1999 to December 31, 1999, as the Company believes that such an analysis would not be meaningful, because there was no change in the net asset basis of the Company due to the recapitalization.

CRITICAL ACCOUNTING POLICIES

         Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include in this item a discussion of critical accounting policies or methods used in the preparation of financial statements.
Note 2 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its Consolidated Financial Statements. The following is a brief discussion of the more critical of these accounting policies and methods.

         REVENUE RECOGNITION. The Company's product sales are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Commissions received on sales of magazine subscriptions are recorded at the net amount earned as the Company is acting as an agent in such transactions. The Company continuously monitors and tracks product returns and records a provision for the estimated amount of future returns, based on historical experience. While returns have historically been within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product return rates could have a material adverse impact on the Company's operating results for the period or periods in which such returns materialize.

         CAPITALIZED SOFTWARE RESEARCH AND DEVELOPMENT COSTS. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", direct internal and external costs associated with the development of the features and functionality of the Company's online stores, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful lives of three years. The Company's policy on capitalized software costs determines the timing of its recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

         IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS. The Company's long-lived assets include fixed assets and goodwill. At December 31, 2001, the Company had $85,771 of fixed assets, net of accumulated depreciation, and $16,777 of net goodwill, accounting for approximately 35.7% of the Company's total assets. B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). In valuation, assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company's financial condition and results of operations. As described below in Recently Issued Accounting Pronouncements, the Company's accounting for goodwill and long-lived assets will be modified upon implementation of FASB 142 and 144.

RESULTS OF OPERATIONS

NET SALES

                                     YEAR ENDED DECEMBER 31,
                   -------------------------------------------------------------
                                                                       PROFORMA
                      2001      % CHANGE          2000     % CHANGE      1999
                   ----------  ------------  ------------  ---------  ----------

Net sales          $ 404,600         26%       $  320,115       65%    $ 193,730


         Net sales are comprised of sales of books, music, video, and magazine subscriptions, net of returns and discounts, as well as outbound shipping and handling charges. In 2001 sales increased 26%, to $404.6 million, from $320.1 million in 2000. Growth in net sales is primarily due to the inclusion of Fatbrain for a full year, the increase in units sold due to the growth of B&N.com's customer base and repeat purchases from B&N.com's existing customers. B&N.com acquired approximately 4 million new customers during 2001, bringing the cumulative customer count for year-end 2001 to more than 11.2 million customers, an increase of 35% from year-end 2000. International sales represented 5.2%, 6.4% and 6.3% of net sales for the years ended December 31, 2001, 2000 and 1999, respectively. In 2000 sales increased 65%, to $320.1 million, from $193.7 million in 1999. Growth in net sales was primarily related to the increase in the number of products available on the B&N.com Web site (such as the opening of the Video Store in 2000 and the Music Store in 1999) as well as increases in new customers and repeat customer orders.

GROSS PROFIT


                                     YEAR ENDED DECEMBER 31,
                   -------------------------------------------------------------
                                                                       PROFORMA
                      2001      % CHANGE          2000     % CHANGE      1999
                   ----------  ------------  ------------  ---------  ----------


Gross profit       $ 91,235          56%       $ 58,314         73%     $ 33,793
Gross margin          22.5%                       18.2%                    17.4%


         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. Gross profit increased in 2001 to $91.2 million from $58.3 million the previous year and gross margin increased to 22.5% from 18.2% in 2000. Gross margin increased primarily as a result of the increased utilization of the new distribution centers, which enabled the Company to reduce purchases from more expensive wholesale book distributors, and a substantial reduction in promotional discounts. These improvements were slightly offset by the Company's introduction of a "free shipping" promotion in July 2001, resulting in a reduction to shipping revenue as a percentage of net sales, which will negatively affect the gross margin. Gross profit increased $24.5 million to $58.3 million in 2000 from $33.8 million in 1999, due to the Company's increased sales volume, and gross margin increased in 2000, to 18.2%, from 17.4% in 1999. Gross margin increased primarily as a result of a greater percentage of orders filled internally and a reduction of promotional discounts. The Company expects that while generating additional revenue and gross profit, the free shipping promotion, if continued, will have a negative impact upon the gross margin percentage in 2002.

FULFILLMENT AND CUSTOMER SERVICE


                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                                                                            PROFORMA
                                            2001      % CHANGE        2000     % CHANGE       1999
                                        ----------  ------------  ------------  ---------  ----------

Fulfillment and customer service         $ 44,637        (11%)      $ 49,880       157%     $ 19,395
Percentage of net sales                     11.0%                      15.6%                   10.0%


         Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. In 2001, fulfillment and customer service expenses decreased on an absolute basis and as a percentage of net sales primarily as a result of achieving more efficiency in operations. Fulfillment expenses increased in 2000 due to the costs associated with opening the new fulfillment centers in Memphis and Reno. B&N.com anticipates that its fulfillment and customer service costs will decrease in 2002 in absolute dollars and as a percentage of net sales based on anticipated further productivity improvements and expected sales growth.

MARKETING, SALES AND EDITORIAL

                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                                                                            PROFORMA
                                            2001      % CHANGE        2000     % CHANGE       1999
                                        ----------  ------------  ------------  ---------  ----------

Marketing, sales and editorial           $ 61,418        (26%)      $ 82,620        1%      $ 81,682
Percentage of net sales                     15.2%                      25.8%                   42.2%


         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased in 2001 primarily due to a significant reduction in B&N.com's advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales primarily due to the continued focus on productivity of all marketing programs. The Company's sales increase also contributed to the improvement as a percentage of net sales. The Company expects to maintain this focus in order to continue to drive down these expenses as a percentage of net sales. Such expenses decreased as a percentage of net sales primarily due to the significant increase in net sales for the year ended December 31, 2000, as well as the increased efforts of B&N.com to improve the efficiency of marketing programs. The Company expects a continued decline of marketing, sales and editorial expenses both in absolute dollars and as a percentage of net sales.

TECHNOLOGY AND WEB SITE DEVELOPMENT

                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                                                                            PROFORMA
                                            2001      % CHANGE        2000     % CHANGE       1999
                                        ----------  ------------  ------------  ---------  ----------

Technology and web site development      $ 45,298          12%      $ 40,397        92%     $ 21,006
Percentage of net sales                     11.2%                      12.6%                   10.8%

         Technology and web site development expenses consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. The increase in technology and web site development expenses on an absolute basis in 2001 was primarily due to additional expenses associated with operating Fatbrain's Web site. However, as a percentage of net sales they decreased from 12.6% to 11.2%. Technology and web site development expenses increased in 2000, primarily due to integration costs related to the increased number of new initiatives executed during 2000. B&N.com introduced a new site design, and navigational and ordering improvements to further enhance the user experience. The introduction of Barnes & Noble University and B&N.com's DVD/Video Store also contributed to the increase in costs for the year. B&N.com expects technology and web site development to decrease in dollars and as a percentage of net sales as further efficiencies are realized and the Company leverages its technology expenses over a larger sales base.

GENERAL AND ADMINISTRATIVE

                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                                                                            PROFORMA
                                            2001      % CHANGE        2000     % CHANGE       1999
                                        ----------  ------------  ------------  ---------  ----------

General and administrative               $ 32,362          3%       $ 31,270        66%     $ 18,842
Percentage of net sales                      8.0%                       9.8%                    9.7%




       General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses, including costs to process credit card transactions. The increase in 2001 general and administrative expenses was primarily due to an increase in credit card processing costs as a result of the sales increase. The increases in general and administrative expenses from 1999 to 2000 were primarily the result of expenses associated with a larger personnel base and professional fees related to B&N.com's growth and expanded activities. B&N.com expects general and administrative expenses to decrease as it continues to focus on achieving further efficiencies.

DEPRECIATION AND AMORTIZATION

                                                           YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------
                                                                                            PROFORMA
                                            2001      % CHANGE        2000     % CHANGE       1999
                                        ----------  ------------  ------------  ---------  ----------


Depreciation and amortization            $ 41,981          16%     $ 36,088        133%     $ 15,510
Percentage of net sales                     10.4%                     11.3%                     8.0%


         The increase in depreciation and amortization expenses in 2001 is the result of the increase in capital expenditures in 2000 related to both the physical build-out of the two new warehouses and related technology expenses. The increase in depreciation and amortization expenses in 2000 was primarily attributable to fixed asset purchases of $104 million for the year ended December 31, 2000, compared with fixed asset purchases of $72 million for the year ended December 31, 1999. Capital expenditures for 2002 are expected to be within the range of $15 to $20 million.

IMPAIRMENT AND OTHER SPECIAL CHARGES

                                              YEAR ENDED DECEMBER 31,
                                          --------------------------------------

                                                2001      % CHANGE     2000
                                          ------------  -----------  -----------

Impairments and other special charges        $ 88,213         18%     $ 75,051
Percentage of net sales                         21.8%                    23.4%


         In the fourth quarter of 2001, B&N.com recorded an impairment of assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) as a component of operating expenses. These charges are primarily related to the following:

         Closure of Facilities- B&N.com is consolidating administrative and functional operations by closing Fatbrain's Santa Clara, California office. Fatbrain's two retail stores in San Jose and Sunnyvale, California have also been closed. Charges include exit costs related to the remaining term of non-cancelable lease obligations of the retail and Santa Clara facilities, related severance costs, as well as the abandonment of related fixed assets that will not be suited for future use in other remaining B&N.com facilities. Furthermore, B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell the Company's inventory located in Reno to Barnes & Noble. The Board of Barnes & Noble also approved Barnes & Noble's assumption of the lease obligation and the hiring of all the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble is expected to be completed during the first half of 2002. Charges related to the Reno facility include the abandonment of fixed assets that are not suitable for use at other B&N.com facilities.

         Impairment of Fixed Assets- As of December 31, 2001, B&N.com wrote-off certain fixed assets that were no longer used in operations.

         Impairment of Other Non-Current Assets- B&N.com concluded that the carrying amount of certain equity investments, including Powered.com, goodwill and other investments exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities, material changes in business models, and significant, recurring operating losses.

         The consolidation of the Fatbrain administrative and functional operations is expected to be substantially completed by the first half of 2002, although the lease on the Santa Clara office expires in 2006. The Company's special charges of $75,051 ($0.51 per share assuming conversion of membership units) for the year ended December 31, 2000, were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations.

STOCK-BASED COMPENSATION

                                      YEAR ENDED
                                     DECEMBER 31,
                                         2000
                                   -----------------

Stock based compensation               $ 11,740
Percentage of net sales                    3.7%

         Stock-based compensation for the year ended December 31, 2000 is attributable to expenses incurred from a termination payment to Jonathan Bulkeley, former Chief Executive Officer, in March 2000 for the surrender and cancellation of exercisable stock options. On March 1, 2000 the Company repriced approximately five million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company's stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company's stock price below the new exercise price.

EQUITY IN NET LOSS OF EQUITY INVESTMENTS INCLUDING AMORTIZATION OF INTANGIBLES

                                                      YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2001     % CHANGE     2000
                                                  --------- ---------- ---------

Equity in net loss of equity investments
   including amortization of intangibles          $ 28,733       (6%)     30,728
Percentage of net sales                               7.1%                  9.6%


         Equity in net loss of equity investments including related amortization of intangibles consists of losses from the Company's equity investments in enews, inc. ("enews") and MightyWords, Inc. ("MightyWords") and goodwill amortization on the Company's investments.

INTEREST INCOME, NET

                                          YEAR ENDED DECEMBER 31,
                           -----------------------------------------------------
                                                                      PROFORMA
                              2001   % CHANGE       2000     % CHANGE     1999
                           -------- ------------ ---------- ---------- ---------

Interest income, net       $ 7,041      (70%)    $ 23,737        17%    $ 20,238
Percentage of net sales       1.7%                  7.4%                   10.4%


         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company's operations. In addition, interest rates on investments significantly decreased throughout 2001. An increase in net interest income from 1999 to 2000 reflects funds received from the Company's initial public-offering in the second quarter of 1999 that are currently invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

INCOME TAXES

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

SEASONALITY

         B&N.com experiences seasonality in its business, reflecting a combination of seasonal fluctuations in Internet usage and traditional retail customer seasonal buying patterns.

QUARTERLY RESULTS OF OPERATIONS

         The Company expects that B&N.com may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside B&N.com's control. Factors that may adversely affect B&N.com's quarterly operating results include: (i) B&N.com's ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) B&N.com's ability to acquire product and to manage fulfillment operations; (iii) B&N.com's ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement, or introduction of new sites, services and products by B&N.com and its competitors; (v) price competition; (vi) B&N.com's ability to upgrade and develop its systems and infrastructure; (vii) the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products such as those offered by B&N.com; (viii) B&N.com's ability to attract new and qualified personnel in a timely and effective manner; (ix) the level of traffic on B&N.com's online stores; (x) B&N.com's ability to manage effectively its development of new business segments and markets; (xi) B&N.com's ability to successfully manage the integration of operations and technology of acquisitions and other business combinations; (xii) technical difficulties, system downtime or Internet brownouts; (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of B&N.com's business, operations and infrastructure; (xiv) the level of returns experienced by B&N.com; (xv) governmental regulation and taxation policies; (xvi) disruptions in service by common carriers due to strikes or otherwise; (xvii) general economic conditions including those specific to the Internet, e-commerce and book industry; (xviii) the ability to secure or continue ongoing relationships with premier online companies; and (xix) the factors described above under "Forward Looking Statements."


LIQUIDITY AND CAPITAL RESOURCES

         The Company finished 2001 with a debt-free balance sheet. At December 31, 2001, the Company's cash, cash equivalents and short-term marketable securities were $115.3 million, compared with $212.3 million on December 31, 2000. In addition, at December 31, 2001 the Company had no long-term marketable securities, compared with $5.0 million in long-term marketable securities at December 31, 2000. On May 25, 1999 the Company completed an initial public offering of 28,750,000 shares of Class A Common Stock at a price of $18.00 per share. The net proceeds to the Company from the offering were approximately $484.4 million. At the completion of the initial public offering, the Company received additional capital contributions of $50.0 million and reclassified $50.4 million from restricted cash to marketable securities.

         Net cash flows used in operating activities were $85.2 million, $168.5 million and $56.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Cash used in 2001 was due to a net loss of $67.4 million after minority interest decrease of $177.0 million. Additionally, accounts payable decreased $14.4 million and accrued liabilities decreased $13.9 million. This was offset by depreciation and amortization of $42.0 million, an increase in payables to affiliates of $16.4 million, a decrease in receivables of $10.4 million, a decrease in prepaid expenses and other current assets of $2.0 million, impairment and special charges of $88.2 million and equity in net loss of equity investments including amortization of intangibles of $28.7 million. Cash used in 2000 was primarily attributable to a net loss of $65.4 million after minority interest decrease of $210.3 million. In addition, receivables increased $4.4 million, prepaid expenses and other current assets increased $7.8 million, accounts payable decreased $10.3 million and merchandise inventories increased $37.9 million. This was offset by depreciation and amortization of $36.1 million, an increase in payables to affiliates of $10.0 million, an increase in accrued liabilities of $15.8 million, impairment and special charges of $75.1 million and equity in net loss of equity investments including amortization of intangibles of $30.7 million. Cash used in 1999 was primarily attributable to a net loss of $48.2 million after minority interest decrease of $54.3 million. In addition, receivables increased $13.1 million and merchandise inventories increased $2.3 million. This was partly offset by depreciation and amortization of $15.5 million, an increase in payables to affiliates of $3.9 million, a $19.2 million increase in accounts payable, an increase in accrued liabilities of $19.8 million and a decrease of $2.6 million in prepaid expenses and other current assets.

         Net cash flows from investing activities were $10.8 million for the year ended December 31, 2001, primarily due to a $27.6 million decrease in marketable securities; offset by purchases of fixed assets of $10.5 million, acquisition and investments of businesses, net of cash acquired of $4.4 million, and an increase of $1.9 million in other non-current assets. Net cash flows from investing activities were $94.9 million for the year ended December 31, 2000, primarily due to a $264.8 million decrease in marketable securities; offset by purchases of fixed assets of $103.7 million and acquisition and investments of businesses, net of cash acquired of $65.7 million. Net cash used in investing activities of $329.6 million for the year ended December 31, 1999 was attributable to a $302.5 million increase in marketable securities, purchases of fixed assets totaling $71.9 million and a $5.6 million increase in other non-current assets, partly offset by a $50.4 million decrease in restricted cash.

         Net cash flows from financing activities in 2000 were $5.8 million due to proceeds from the exercise of stock options. Net cash flows from financing activities were $536.8 million for the year ended December 31, 1999, primarily due to proceeds of $484.4 million from the Company's initial public offering and capital contributions of $50.0 million.

         At December 31, 2001, the Company's principal sources of liquidity consisted of $105.1 million of cash and cash equivalents and $10.1 million in short-term marketable securities. At December 31, 2000 the Company's principal sources of liquidity consisted of $179.6 million of cash and cash equivalents and $32.7 million of short-term marketable securities. Long-term marketable securities totaled $5 million as of December 31, 2000. As of December 31, 2001 the Company's remaining principal commitments consisted of obligations outstanding under operating leases. The Company expects to gain leverage on previous investments in capital associated with operations, infrastructure and personnel. The Company has pledged a portion of its marketable securities as collateral for stand-by letters of credit that guarantee certain of the Company's real property lease obligations. At December 31, 2001, the total amount of collateral pledged under these agreements was $4,432. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $16,777. Amortization expense during the year ended December 31, 2001 was $20,129; however, the goodwill balance as of December 31, 2001 reflects the amount expected to be recovered from anticipated cash flows from investments. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Company believes the adoption of this Statement will have no material impact on the Company's financial position and operating results.


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invested in enews and MightyWords primarily for strategic purposes. Such investments have been accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2001 B&N.com considered the MightyWords investment impaired as the MightyWords Board of Directors had voted to dissolve the company and distribute the remaining cash back to investors after obligations of the company were met. At December 31, 2001 the Company's equity-method investments amounted to $3.9 million. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The value of the Company's marketable securities is subject to market price volatility. As of December 31, 2001, the Company's investments totaled approximately $115 million.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Exhibit (a) (1).


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        DISCLOSURE

        None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME                   AGE               POSITION
-----------------------------    ---    ---------------------------------------
Leonard Riggio (1)(4)            61     Chairman of the Board
Stephen Riggio (1)(5)            47     Vice Chairman
Marie J. Toulantis               47     Chief Executive Officer
Kevin M. Frain                   40     Chief Financial Officer
Gary A. King                     44     Executive Vice President, Operations
David Gitow                      41     Vice President, Chief Marketing Officer
Michael N. Rosen (1)             61     Secretary and Director
Klaus Eierhoff (2)(4)            48     Director
Jan Michiel Hessels (3)          59     Director
Patricia Higgins (6)             51     Director
Joel Klein (2)(5)                55     Director
William F. Reilly (3)            63     Director
Markus Wilhelm (2)               44     Director

---------
(1)      Class B Director.
(2)      Class C Director.
(3) Class A Director and member of the Audit Committee and the Compensation Committee.
(4) Member of the Special Committee, the Executive Committee and the Nominating Committee.
(5)      Member of the Executive Committee.
(6)      Class A Director and a member of the Audit Committee.

         Mr. Leonard Riggio, a Class B Director, has been Chairman of the Board of the Company and B&N.com since inception. Mr. Riggio has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986, and was Chief Executive Officer of Barnes & Noble from inception through February 2002. Since 1965 Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Bookstores, Inc. ("B&N College"), one of the nation's largest operators of college bookstores. Since 1985, Mr. Riggio has been the Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc. ("MBS"), one of the nation's largest wholesalers of college textbooks. Mr. Riggio is also a director of GameStop Corp. ("GameStop"), a majority-owned subsidiary of Barnes & Noble. Mr. Leonard Riggio is the brother of Mr. Stephen Riggio.

         Mr. Stephen Riggio, a Class B Director, has been a director of the Company and B&N.com since inception and Vice Chairman since January 2000. From January 2000 to February 2002, Mr. Riggio was also Acting Chief Executive Officer of the Company and B&N.com, a position he previously held at B&N.com from inception to December 1998. From February 2002 to the present Mr. Riggio has been Chief Executive Officer of Barnes & Noble. Mr. Riggio has been Vice Chairman of Barnes & Noble since December 1997 and a director of Barnes & Noble since April 1997. From February 1995 to December 1997, Mr. Riggio was Chief Operating Officer of Barnes & Noble. Mr. Riggio is also a director of iUniverse, The National Book Foundation, The National Down's Syndrome Society and The Association for the Help of Retarded Children. Mr. Stephen Riggio is the brother of Mr. Leonard Riggio.

         Ms. Marie J. Toulantis has been Chief Executive Officer of the Company and B&N.com since February 2002. Ms. Toulantis was Chief Financial Officer of the Company and B&N.com from May 1999 through

February 2002. From March 1999 through May 1999 Ms. Toulantis was Chief Financial Officer of Barnes & Noble and from July 1997 through May 1999 Ms. Toulantis was Executive Vice President, Finance of Barnes & Noble. Prior to that Ms. Toulantis was a Senior Vice President of The Chase Manhattan Bank from May 1996 to June 1997.

         Mr. Kevin M. Frain has been Chief Financial Officer of the Company and B&N.com since February 2002. Mr. Frain is responsible for all of the financial functions of the Company and B&N.com. From May 2001 through February 2002, Mr. Frain was Vice President, Finance of the Company and B&N.com. Prior to that Mr. Frain was the Treasurer of the Company and B&N.com from April 2000 to May 2001. From January 1999 to April 2000, Mr. Frain was Director of Finance of the Company & B&N.com. From December 1996 to January 1999, Mr. Frain was Finance Manager for Barnes & Noble. Prior to that Mr. Frain served as Vice President, Treasurer of Jamesway Corporation, a mass merchandise retail chain.

         Mr. Gary A. King has been Executive Vice President, Operations of the Company and B&N.com since August 2000. Mr. King is responsible for warehouse operations, fulfillment, technology infrastructure and customer service of B&N.com. Prior to August 2000, Mr. King was Chief Technology Officer of the Company since inception and B&N.com since January 1999. From 1987 to December 1998 Mr. King was with Avon Products ("Avon"), serving as Vice President for Global Information Technologies.


         Mr. David Gitow has been Vice President, Chief Marketing Officer of the Company and B&N.com since October 2001. Mr. Gitow is responsible for all partner and customer marketing and all marketing analysis and research. Mr. Gitow served as Chief Marketing Officer of enews from June 1999 through October 2001. Prior to joining enews, Mr. Gitow was with AOL Time Warner for 13 years in a variety of positions culminating in his founding and serving as President of Time Inc. Home Entertainment.

         Mr. Michael N. Rosen, a Class B Director, has been Secretary and a director of the Company and B&N.com since inception. Mr. Rosen has been the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP ("Robinson Silverman"), counsel to the Company and B&N.com, for more than the past five years. Mr. Rosen is also a director of Barnes & Noble, B&N College, MBS and GameStop.

         Dr. Klaus Eierhoff, a Class C Director, has been a director of the Company since inception and B&N.com since November 1998. Dr. Eierhoff has been President and Chief Executive Officer of Bertelsmann Multimedia Group and a member of the Executive Board of Bertelsmann since January 1998. From 1990 to 1997, Dr. Eierhoff served as a member of the Executive Board of Karstadt AG. Dr. Eierhoff is Chairman of the supervisory board of ECI, Vianen. Dr. Eierhoff is also a member of the supervisory board of DealTime Inc. and of BOOKSPAN, a partnership between Doubleday Direct, Inc. ("Doubleday Direct"), a wholly owned subsidiary of Bertelsmann, and Book-of-the-Month Club Holdings LLC.

         Mr. Jan Michiel Hessels, a Class A Director, has been a director of the Company since August 1999. Mr. Hessels was the Chief Executive Officer of Royal Vendex KBB N.V. ("Vendex") from 1990 until June 2000. Vendex is a multi-billion dollar Netherlands-based corporation with international retailing operations. Mr. Hessels is also a director of Schiphol Airport, Royal Vopak N.V., Royal Philips Electronics N.V., Euronext N.V., Fortis N.V. and Heineken N.V.

         Ms. Patricia Higgins, a Class A Director, has been a director of the Company since July 2000. Ms. Higgins has been President and Chief Executive Officer of Switch and Data Facilities Inc., an international operator of convergent computer network centers, since November 2000. Ms. Higgins was Vice President and

Chief Information Officer of Alcoa Inc. from January 1997 to April 1999. Prior to that, Ms. Higgins held a position at Unisys Corporation as President, Communications Worldwide Business Unit from January 1995 to January 1997. Ms. Higgins has been a member of the Board of Directors of The Williams Companies since 1995 and Fleet Bank N.A. since 1991.

         Mr. Joel Klein, a Class C Director, has been a director of the Company since January 2002. Mr. Klein is Chairman and Chief Executive Officer of Bertelsmann Inc. and Chief U.S. Liaison Officer to Bertelsmann, and is a member of the Corporate Executive Council of Bertelsmann. Mr. Klein served as Assistant Attorney General in charge of the Antitrust Division of the United States Department of Justice from July 1997 to September 2000; and was appointed Acting Assistant Attorney General by President Clinton and confirmed by the Senate in July 1997. Before joining the Justice Department in 1995 as Principal Deputy to the Assistant Attorney General, Mr. Klein served as Deputy White House Counsel to President Clinton.

         Mr. William F. Reilly, a Class A Director, has been a director of the Company since August 1999. Mr. Reilly founded Aurelian Communications ("Aurelian"), a special interest publisher, in February 2002. Mr. Reilly is Chief Executive Officer of Aurelian. Mr. Reilly served as Chairman and Chief Executive Officer of Primedia Inc., a specialty media company, from February 1990 to 1999. Mr. Reilly is a member of the Board of Directors of FMC Corporation. Mr. Reilly serves on the Board of Trustees of the University of Notre Dame.

         Mr. Markus Wilhelm, a Class C Director, has been a director of the Company since inception and B&N.com since November 1, 1998. Since March 2000 Mr. Wilhelm has been Chief Executive Officer of BOOKSPAN. In March 1998, Mr. Wilhelm was elected Chairman of the Board of Doubleday Interactive, Inc., a U.S. Internet service provider. In 1998 as director of BOL.US Online, Inc. and BOL.Global, Inc., Mr. Wilhelm developed and launched bol.com AG, the Internet division of Bertelsmann. Mr. Wilhelm has been the President of Doubleday Direct since May 1993, and its Chief Executive Officer and Chief Compliance Officer since July 1994.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2001 its officers, directors and greater-than-10% stockholders complied with all Section 16 (a) filing requirements, except that Kevin M. Frain, the Company's Chief Financial Officer, filed a late Form 3 and David Gitow, the Company's Vice President, Chief Marketing Officer filed his Form 3 information on his Form 5.

Item 11. EXECUTIVE COMPENSATION

         The salaries and other compensation (other than long-term compensation) of the executive officers of the Company are paid by B&N.com. The following table summarizes the compensation paid or accrued by the Company and B&N.com for the year ended December 31, 2001 for the services rendered to the Company and B&N.com, to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers"). Leonard Riggio, the Company's Chairman, receives no salary or other cash compensation from the Company or B&N.com.

                                                        SUMMARY COMPENSATION TABLE
                                                                 Long-term
                                                            Annual Compensation
                                                 ------------------------------------------
                                                                              Securities
                                                                              Underlying      All Other
      Name and Principal Position         Year      Salary       Bonus         Options       Compensation (1)
--------------------------------------  -------- ----------- ------------- ---------------- -----------------
Stephen Riggio (2)                         2001   $ 500,000    $ 162,500      2,500,000         $ 9,552
     Vice Chairman                         2000     480,769            -              -           6,224
                                           1999           -            -              -               -

Marie J. Toulantis (2)                     2001     350,000      113,750      2,000,000           7,088
    Chief Executive Officer                2000     350,000            -        900,000 (3)       4,609
                                           1999     213,462            -        900,000             290

Kevin M. Frain                             2001     167,308       41,875         75,000           6,992
     Chief Financial Officer               2000     143,462            -         62,000 (3)       5,094
                                           1999     105,000            -         35,000           3,343

Gary A. King                               2001     350,000      113,750        750,000           7,088
     Executive Vice President,             2000     298,077            -        118,500 (3)       6,229
     Operations                            1999     275,000      100,000        118,500          43,122 (4)

William F. Duffy (5)                       2001     315,000       39,375        200,000           6,227
     Vice President, Operations,           2000     315,000            -         26,750 (3)       4,896
     Fulfillment and Customer              1999     292,040      112,880         26,750           4,435
     Service

------------
(1) Except as indicated in Note (4) below, these amounts represent payments made by the Company for life insurance premiums and for contributions to the respective Named Executive Officers' accounts under the Company's 401(k) Savings Plan.

(2) Mr. Riggio was Acting Chief Executive Officer and Ms. Toulantis was Chief Financial Officer of the Company during the fiscal year ending December 31, 2001. As of February 2002, Ms. Toulantis was named Chief Executive Officer of the Company and Mr. Riggio became Chief Executive Officer of Barnes & Noble.

(3) On March 1, 2000 the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15 per share. The new exercise price for the options is $8.00 per share, the closing market price of the Company's stock as of March 1, 2000. Each of the listed options for 2000 constitute repriced options, except for options for 27,000 shares granted to Kevin M. Frain.

(4)      Includes $42,687 for reimbursement of relocation expenses.

(5) Mr. Duffy was Vice President, Operations, Fulfillment and Customer Service of the Company during the fiscal year ending December 31, 2001. As of February 2002, Mr. Duffy became Executive Vice President, Distribution and Logistics of Barnes & Noble.


OPTION GRANTS IN 2001

         The following table sets forth certain information with respect to stock grants to the Named Executive Officers during the year ended December 31, 2001.
----------

                        OPTION GRANTS IN LAST FISCAL YEAR

                                       Individual Grants (1)
                      ----------------------------------------------------------
                                                                                  Potential Realizable Value at
                                           % of Total                                Assumed Annual Rates of
                          Number of         Options                               Stock Price Appreciation for
                          Securities       Granted to     Exercise                        Option Term (2)
                          Underlying      Employees in   Price per   Expiration   -----------------------------
         Name          Options Granted    Fiscal Year      Share        Date             5.0%          10.0%
--------------------- ------------------ -------------- ----------- ------------ ---------------- -------------

Stephen Riggio               2,500,000        26.93%      $ 1.2188   04/01/11      $ 1,916,242       $4,856,133
Marie J. Toulantis           2,000,000        21.54         1.2188   04/01/11        1,532,994        3,884,907
Kevin M. Frain                  75,000         0.81         1.2188   04/01/11           57,487          145,684
Gary A. King                   750,000         8.08         1.2188   04/01/11          574,873        1,456,840
William F. Duffy               200,000         2.15         1.2188   04/01/11          153,299          388,491

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

                           TEN-YEAR OPTION REPRICINGS

                                                                                              Length of
                                   Number of     Per Share      Per Share                     Original
                                  Securities    Market Price     Exercise                    Option Term
                                  Underlying    of Stock at      Price at          New        Remaining
                                    Options       Time of        Time of        Per Share     at Date of
                                  Repriced or   Repricing or   Repricing or      Exercise     Repricing
         Name         Date (1)      Amended      Amendment      Amendment         Price       (in years)
------------------- ------------ ------------- -------------- --------------- ------------- ---------------
Stephen Riggio              -              -     $     -        $     -         $     -             -
Marie J. Toulantis   03/01/00       900,000         8.00          18.00            8.00          9.21
Kevin M. Frain       03/01/00        35,000         8.00          16.86            8.00          9.31
Gary A. King         03/01/00       118,500         8.00          15.75            8.00          9.42
William F. Duffy     03/01/00        26,750         8.00          15.75            8.00          9.42

----------

(1) On March 1, 2000, the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15 per share. The new exercise price for the options is $8.00 per share, the closing market price of the Company's stock as of March 1, 2000. The options are treated as variable options, but have had no impact on the Company's financial statements, as the market value of the Common Stock has not been greater than $8.00 per share during the fiscal year ending December 31, 2001.

OPTIONS EXERCISED IN 2001 AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information with respect to the value of options held by the Named Executive Officers at December 31, 2001. No options were exercised during 2001 by any of the Named Executive Officers.


      AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES


                          Number of Securities                 Value of Unexercised
                         Underlying Unexercised                In-the-Money Options
                      Options at December 31, 2001            at December 31, 2001 (1)
                     -------------------------------    ---------------------------------
       Name           Exercisable    Unexercisable         Exercisable     Unexercisable
-------------------  -------------  ----------------    ----------------  ---------------
Stephen Riggio          1,035,000        2,845,000        $          -         $803,000
Marie J. Toulantis        731,250        2,168,750                   -          642,400
Kevin M. Frain             24,250          112,750                   -           24,090
Gary A. King              158,625          852,375                   -          240,900
William F. Duffy          466,188          364,312                   -           64,240

     -----------

(1) Based on the closing price of the Class A Common Stock on December 31, 2001 ($1.54 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

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

DEFINED CONTRIBUTION PLAN

         B&N.com is a participating employer in a defined contribution plan (the "Savings Plan"), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis. B&N.com's contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees' pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction. The Fatbrain Savings Plan was merged into the Savings Plan on November 1, 2001.

COMPENSATION OF DIRECTORS

         All directors at the time of the Company's Initial Public Offering of Class A Common Stock (the "Offering") other than Leonard Riggio and Stephen Riggio received options to purchase 40,000 shares of Class A Common Stock at a per share exercise price equal to the per share Offering price. Such options vest in four equal annual installments on the first through fourth anniversary of the completion of the Offering. Directors taking office after the Offering received options to purchase 40,000 shares of Class A Common Stock at an exercise price equal to the market price on such date, with such options vesting in four equal annual installments on the first through fourth anniversaries of the date of grant. Directors who are not employees of the Company, B&N.com, Barnes & Noble or Bertelsmann receive an annual fee of $40,000 plus a fee of $2,500 for each committee meeting attended. In addition, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company do not receive additional compensation for their services as directors.

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

         INCENTIVE PLAN ADMINISTRATION. The Compensation Committee of the Board of Directors administers the Incentive Plan. The Compensation Committee is authorized, subject to the provisions of the Incentive Plan, to establish such rules and regulations, as it may deem appropriate for the conduct of meetings and proper administration of the Incentive Plan. Subject to the provisions of the Incentive Plan, the Compensation Committee shall have authority, in its sole discretion, to grant awards under the Incentive Plan, to interpret the provisions of the Incentive Plan and, subject to the requirements of applicable law, to prescribe, amend, and rescind rules and regulations relating to the Incentive Plan or any award there under as it may deem necessary or advisable.

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

         RELOAD OPTIONS. The Compensation Committee may grant, concurrently with the award of any Option (an "Underlying Option"), a reload option (a "Reload Option") to such participant to purchase for cash or Shares a number of Shares equal to the number of Shares delivered by the participant to the Company to exercise the Underlying Option and, to the extent authorized by the Compensation Committee, the number of shares used to satisfy tax withholding obligations. Although an Underlying Option may be an Incentive Stock Option, a Reload Option is not intended to qualify as an Incentive Stock Option. A Reload Option has the same expiration date as the Underlying Option and an exercise price equal to the fair market value of the Shares on the date of the Reload Option. A Reload Option is exercisable six months from the date of grant. A Reload Option permits a participant to retain the potential Share appreciation in the number of already-owned Shares that are used to exercise an Underlying Option. Retention of such potential appreciation is accompanied by granting options for the number of Shares used to pay the exercise price of the Underlying Option or the related tax-withholding obligation. In this way, Reload Options provide a participant with the opportunity to build up ownership of Shares covered by an Underlying Option earlier during the Option term than through a single exercise at or near the end of the Option term.

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

         STOCK PURCHASE AWARDS. The Incentive Plan also permits the grant of stock purchase awards. Participants who are granted a stock purchase award are provided with a stock purchase loan to enable them to pay the purchase price for the Shares acquired pursuant to the award. A stock purchase loan will have a term of years to be determined by the Compensation Committee. The purchase price of Shares acquired with a stock purchase loan is the price equal to the fair market value on the date of the award. The Incentive Plan provides that up to 100% of the stock purchase loan may be forgiven over the loan term subject to such terms and conditions, as the Compensation Committee shall determine, provided that the participant has not resigned as an employee. At the end of the loan term, the unpaid balance of the stock purchase loan will be due and payable. The Compensation Committee will determine the interest rate on a stock purchase loan. Stock purchase loans will be secured by a pledge to the Company of the Shares purchased pursuant to the stock purchase award and such loans will be recourse or non-recourse to a participant, as determined from time to time by the Compensation Committee.

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

         The Committee may amend or alter the terms of awards under the Incentive Plan, including to provide for the forgiveness in whole or in part of stock purchase loans, the release of the Shares securing such loans or the termination or modifications of the vesting or performance provisions of the grants of restricted Shares, but no such action shall in any way impair the rights of a participant under any award, without such participant's consent. EMPLOYEES' RETIREMENT PLAN

            As of June 30, 2000, substantially all employees of the Company were covered under the Company's Employees' Retirement Plan (the "Retirement Plan"). The Retirement Plan is a defined benefit pension plan. As of July 1, 2000, the Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at June 30, 2000 and the Retirement Plan will continue to hold assets and pay benefits. The amendment was treated as a curtailment in fiscal 2000.

            A participant's annual benefit is determined for an employee, including an officer, generally as (i) 0.7% of the participant's average annual pay as determined in accordance with the Retirement Plan up to Social Security-covered compensation, multiplied by the participant's years of credited service, plus (ii) 1.3% of the participant's average annual pay as determined in accordance with the Retirement Plan in excess of Social Security-covered compensation, multiplied by the participant's years of credited service. A participant's maximum benefit is limited pursuant to Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") to $130,000 for 1999, indexed annually. Compensation recognized is limited to $170,000 based upon the Retirement Plan.

         Credited years of service under the Retirement Plan as of June 30, 2000 for the Named Executive Officers are: Stephen Riggio-1, Marie J. Toulantis - 2, Kevin Frain - 2, William F. Duffy -7 and Gary King - 2.

         The following table illustrates the maximum annual amounts payable at age 65 under the Retirement Plan, based on various levels of highest average annual salary and years of credited service:

                                             YEARS OF CREDITED SERVICE
                                ------------------------------------------------
ASSUMED HIGHEST AVERAGE SALARY     15        20        25        30        35
------------------------------  --------  --------  --------  --------  --------
$100,000                        $ 16,260  $ 21,680  $ 27,100  $ 32,520  $ 37,940
$125,000                          21,135    28,180    35,225    42,270    49,315
$150,000                          26,010    34,680    43,350    52,020    60,690
$170,000 and above (1)            29,910    39,880    49,850    59,820    69,790

------------
(1) The benefits shown corresponding to this compensation reflect the compensation limit under Section 401 (a)(17) of the Code. A participant's compensation in excess of $150,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1994 through 1996; a participant's compensation in excess of $160,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1997 through 1999 and $170,000 in plan years beginning in 2000. Benefits accrued as of the last day of the plan year beginning in 1993 on the basis of compensation in excess of $150,000 are preserved.

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

         The key elements of the Company's executive compensation package consist of base salary, bonus and stock options. The Company's policies with respect to each of these elements are discussed below. The Compensation Committee makes its determinations after receiving and considering the recommendations of the Company's Chairman.

         BASE SALARIES. An executive officer's base salary is determined primarily on the basis of the executive officer's responsibility, qualification, experience and the competitive marketplace for executive talent. The base salary is intended to be competitive with base salaries paid to executive officers with comparable qualifications, experience and responsibilities at peer companies.

         PERFORMANCE BONUS. The Company's management is eligible for a performance bonus that is based on both the Company's performance and the individual's performance and is contingent on achieving certain pre-determined targets.

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

PERFORMANCE GRAPH

         The graph set forth below compares cumulative total return on the Common Stock of the Company with the cumulative total return of the Standard and Poors 500 Index ("S&P 500"), the JP Morgan H&Q Internet 100 Index, the NASDAQ Stock Market Index and a peer group of two companies, consisting of Amazon.com, Inc. and iVillage Inc., resulting from an initial assumed investment of $100 in each for the period beginning on the date of the Company's Offering of the Common Stock on May 25, 1999 and the years ending December 31, 1999, 2000 and 2001.

                                                       JP Morgan                      Nasdaq
           BARNESANDNOBLE.COM INC.    PEER GROUP    H&Q INTERNET 100    S&P 500    STOCK MARKET
           -----------------------    ----------    ----------------    -------    ------------

05/25/99        100.00                  100.00           100.00          100.00       100.00
12/31/99         78.82                  131.46           181.07          111.00       160.53
12/31/00          7.29                   26.43            69.67          100.89        96.56
12/31/01          8.56                   18.54            44.83           88.90        76.62

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

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 1, 2002 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company's Class A Common Stock; (ii) each of the Company's directors; (iii) the executive officers named in the Summary Compensation Table contained in "Executive Compensation" below; and (iv) all current executive officers and directors as a group.

                                                                                       Percentage
                                          Number of Shares        of Class A          Percentage of
Name and Address of Beneficial Owner    Beneficially Owned (1)  Common Stock (2)     Voting Power (3)
-------------------------------------  -----------------------  ------------------  --------------------
Barnes & Noble, Inc.                       57,500,001 (4)            35.9%(4)(5)         48.0%(4)(5)
   122 Fifth Avenue
   New York, NY 10011
Bertelsmann AG                             57,500,001 (4)            35.9 (4)(5)         48.0 (4)(5)
   Carl-Bertelsmann-Strasse 270
   3331 Gutersloh, Germany
Leonard Riggio                            2,414,437   (6)             5.0                    *
Stephen Riggio                            2,830,000   (7)             5.9                    *
Marie J. Toulantis                        1,749,250   (8)             3.7                    *
Kevin M. Frain                               72,812   (9)               *                    *
Gary A. King                                533,815  (10)             1.1                    *
William F. Duffy                            717,125   (9)             1.5                    *
Klaus Eierhoff                               20,000   (9)               *                    *
Jan Michiel Hessels                          20,000   (9)               *                    *
Patricia Higgins                             10,000   (9)               *                    *
Joel Klein                                            -                 -                    -
William F. Reilly                             70,000 (11)               *                    *
Michael N. Rosen                              50,000 (11)               *                    *
Markus Wilhelm                                70,000 (11)               *                    *
All current executive officers and         8,557,439 (12)            17.9                    *

-----------
* Represents less than 1%.

(1) Except as indicated in the notes below, shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days after March 1, 2002 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(6) Includes 600,000 shares each owned by B&N College and MBS. Does not include 57,500,001 shares of Class A Common Stock beneficially owned by Barnes & Noble. Mr. Riggio is Barnes & Noble's Chairman of the Board and principal stockholder. Accordingly, he could be considered to beneficially own the shares owned by Barnes & Noble. Mr. Riggio disclaims any beneficial ownership of such shares.

(7) Includes options granted by the Company to purchase 2,630,000 shares of Class A Common Stock.

(8) Includes options granted by the Company to purchase 1,731,250 shares of Class A Common Stock.

(9) All of these shares are issuable upon the exercise of options granted by the Company.

(10) Includes options granted by the Company to purchase 533,625 shares of Class A Common Stock.

(11) Includes options granted by the Company to purchase 20,000 shares of Class A Common Stock.

(12) Includes options granted by the Company to purchase 5,794,812 shares of Class A Common Stock.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (IN THOUSANDS)

         B&N.com has entered into agreements with Barnes & Noble, Bertelsmann and their affiliates. The Company believes that the transactions and agreements discussed below (including renewals of any existing agreements) between B&N.com and its affiliates are at least as favorable to B&N.com as could be obtained from unaffiliated parties. The Board of Directors and its Audit Committee must approve in advance any proposed transaction or agreement with affiliates and will utilize procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

         B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the "Supply Agreement"), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble's distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $126,217, $107,167 and $64,112 from Barnes & Noble representing 45%, 54% and 59% of the Company's purchases for the years ended December 31, 2001, 2000 and 1999, respectively. The charges for incremental overhead for the year ended December 31, 2001, 2000 and 1999 were $2,369, $1,947 and $1,258, respectively. At December 31, 2001 and 2000, $44,160 and $16,875, respectively, remained payable to Barnes & Noble in connection with such purchases.

         Under a Services Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble (the "Services Agreement"), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to provide such services, plus any incremental internal costs. B&N.com was charged $4,144, $1,755 and $1,672 for such services during the year ended December 31, 2001, 2000 and 1999 (proforma), respectively.

         In 2001, B&N.com purchased merchandise directly from Calendar Club, L.L.C. ("Calendar Club"), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com's purchases from Calendar Club for the year ended December 31, 2001 totaled $1,110.

          B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $486, $485 and $473 for such subleased space during the year ended December 31, 2001, 2000 and 1999 (proforma), respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

         Since 1999, B&N.com has used AEC One Stop Group, Inc. ("AEC') as its sole music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVD's in the United States. AEC also provides B&N.com with a music, DVD and Video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC's parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $29,759, $18,541 and $2,908 in connection with this agreement for merchandise purchased during the year ended December 31, 2001, 2000 and 1999 (proforma), respectively. In addition, B&N.com was charged by AEC $279, $301 and $19 for database services during the years ended December 31, 2001, 2000 and 1999 (proforma), respectively. At December 31, 2001 and 2000, $9,307 and $7,803, respectively, remained payable to AEC in connection with this agreement.

         B&N.com licenses the "Barnes & Noble" name under a royalty-free license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). Under a separate agreement reached in January 2001 between the Company and

Textbooks.com, Inc. ("Textbooks.com"), a corporation owned by Leonard Riggio,, B&N.com was granted the right to sell college textbooks on the Internet using the "Barnes & Noble" name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the years ended December 31, 2001 and 2000, the Company recorded royalty expense of $5,981 and $1,500, respectively, under the terms of this agreement.

         B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble, and BOL. B&N.com licenses from Barnes & Noble the right to use Barnes & Noble's database of book bibliographic data as well as certain software applications. B&N.com licenses from Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com's operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL's computer technology and systems, and B&N.com granted BOL a royalty-free license to view, access and use B&N.com's computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

         Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a "Readers' Advantage(TM) Card" for a non-refundable annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their purchases through the B&N.com Web site. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com's net revenue generated from this program for the year ended December 31, 2001 was $636. Net revenue generated for the year ended December 31, 2000 was negligible.

         B&N.com ships, through its fulfillment centers, various customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers' homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. The fees received are recorded as a reduction of B&N.com's total fulfillment expense. For the years ended December 31, 2001, 2000 and 1999 (proforma), B&N.com recorded $987, $206 and $191, respectively, for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble reached an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers' homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $383 for the year ended December 31, 2001.

         During 2000 and 2001, Barnes & Noble subleased warehouse space from B&N.com in Reno, Nevada. B&N.com charged Barnes & Noble $1,882 and $1,290 for such subleased space in the years ended December 31, 2001 and 2000, respectively. Additionally, B&N.com sold $6,186 of warehouse equipment from its Reno warehouse to Barnes & Noble in 2001. The equipment was sold to Barnes & Noble at its original cost. B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com's inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $10 million. The Board of Barnes & Noble also approved Barnes & Noble's assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble is expected to be completed during the first half of 2002.

         In 2000, B&N.com began purchasing new and used textbooks directly from MBS, a corporation majority-owned by Leonard Riggio. B&N.com's total purchases for the year ended December 31, 2001 and 2000 were $13,206 and $5,746, respectively. In addition, B&N.com maintains a link on its Web site called "Sell Your Textbooks" which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received for the year ended December 31, 2001 were $16.

         Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the "Strategic Relationship Agreement"), between B&N.com and GameStop, Inc. ("GameStop"), a majority-owned subsidiary of Barnes & Noble, B&N.com's Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement after May 1, 2002 on 60 days' notice. Commissions of $33 were recorded in the year ended December 31, 2001 under this agreement.

         B&N.com has a 49.5% equity stake in enews, a company engaged in selling magazine subscriptions on the Internet, and accounts for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. B&N.com fulfills a majority of orders for magazine subscriptions through enews and records a commission on these sales. Beginning in October 2000, enews subleased space from B&N.com at its New York office for an annual rent of $95. B&N.com recorded commission income of $590 and $400 for the years ended December 31, 2001 and 2000, respectively, and was reimbursed $295 and $65, respectively, for expenses incurred on behalf of enews for the years ended December 31, 2001 and 2000.

         Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman, outside counsel to the Company and B&N.com.


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

(a) (3)  Exhibits

Exhibit
No.      Description

2.1 Agreement and Plan of Merger, dated as of September 13, 2000, between the Company and Fatbrain.com, Inc. (Incorporated herein by reference to Exhibit 2.1 in the Company's Current Report on Form 8-K dated September 26, 2000)

3.1 Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

3.2 Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.1 Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit
         10.1 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.2 Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.3 Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.4 1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company's Registration Statement No. 333-64211, filed May 24, 1999)

10.5 Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.6 Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.7 Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.8 Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.9 Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.10 Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.11 Lease Agreement, dated September 8, 1999, between ProLogis Development Services Incorporated, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.32 in the Company's Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.12 Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.13 Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit
         10.14 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.14 Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6,
         1999)

10.15 Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.16 Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.17 Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensee, and barnesandnoble.com llc, as Licensor. (Incorporated herein by reference to Exhibit 10.18 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.18 Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.19 Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensor, and barnesandnoble.com llc, as Licensee. (Incorporated herein by reference to Exhibit 10.20 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.20 Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.21 Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.22 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.22 Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.23 Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.24 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.24 Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit
         10.12 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.25 Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit
         10.26 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.26 Web Site Agreement, dated as of January 31, 2001, by and between Textbooks.com, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.27 in the Company's Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.27 Interactive Marketing Agreement, dated as of November 1, 1997, by and between the Company and America Online, Inc. (Incorporated herein by reference to Exhibit 10.3 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

10.28 Ecommerce Merchant Agreement, dated as of October 27, 1997, between the Company and Microsoft Corporation, together with Amendment No. 4 to Ecommerce Merchant Agreement. (Incorporated herein by reference to Exhibit 10.4 in Amendment No. 2 of the Company's Registration Statement No. 333-64211, filed May 6, 1999)

21.1     List of Subsidiaries

23.1     Consent of BDO Seidman, LLP.

(b)      Reports on Form 8-K:

         None.

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

                                          BARNESANDNOBLE.COM INC.
                                          -----------------------
                                          (Registrant)

Date:  March 29, 2002                     By: /s/  MARIE J. TOULANTIS
                                              ----------------------------------
                                                   Marie J. Toulantis
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

NAME                         CAPACITY                             DATE
----                         --------                             ----

/s/  LEONARD RIGGIO          Chairman of the Board                March 29, 2002
--------------------------
      Leonard Riggio

/s/  STEPHEN RIGGIO          Vice Chairman                        March 29, 2002
--------------------------
      Stephen Riggio

/s/  MARIE J. TOULANTIS      Chief Executive Officer              March 29, 2002
--------------------------   (Principal Executive Officer)
      Marie J. Toulantis

/s/  KEVIN M. FRAIN          Chief Financial Officer (Principal   March 29, 2002
--------------------------   Accounting and Financial Officer)
      Kevin M. Frain

/s/  MICHAEL N. ROSEN        Secretary and Director               March 29, 2002
--------------------------
      Michael N. Rosen

/s/  KLAUS EIERHOFF          Director                             March 29, 2002
--------------------------
      Klaus Eierhoff

/s/  JOEL KLEIN              Director                             March 29, 2002
--------------------------
      Joel Klein

/s/  MARKUS WILHELM          Director                             March 29, 2002
--------------------------
      Markus Wilhelm

/s/  JAN MICHIEL HESSELS     Director                             March 29, 2002
--------------------------
      Jan Michiel Hessels

/s/  WILLIAM F. REILLY       Director                             March 29, 2002
--------------------------
      William F. Reilly

/s/  PATRICIA HIGGINS        Director                             March 29, 2002
--------------------------
      Patricia Higgins

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS






To the Board of Directors
barnesandnoble.com inc.



         We have audited the accompanying consolidated balance sheets of barnesandnoble.com inc. and subsidiaries, as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000 and the period May 25, 1999 to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and the period May 25, 1999 to December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.



                                              BDO Seidman, LLP


New York, New York

February 1, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors
barnesandnoble.com llc



         We have audited the accompanying statements of operations, members' equity and cash flows of barnesandnoble.com llc, and its predecessor for the period January 1, 1999 to May 24, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, on the basis described in Note 1 to the financial statements, the results of operations and cash flows of barnesandnoble.com llc and its predecessor for the period January 1, 1999 to May 24, 1999 in conformity with accounting principles generally accepted in the United States of America.



                                              BDO Seidman, LLP


New York, New York

February 1, 2002
                    barnesandnoble.com inc. and predecessors
                           CONSOLIDATED BALANCE SHEETS
                    (thousands of dollars, except share data)

                                                                         December 31,     December 31,
                                                                             2001           2000
                                                                         ------------     ---------

ASSETS
Current assets:
      Cash and cash equivalents                                            $ 105,125      $ 179,609
      Marketable securities                                                   10,141         32,695
      Receivables, net                                                        15,698         26,129
      Merchandise inventories                                                 48,563         48,220
      Prepaid expenses and other current assets                                3,874          5,983
                                                                           ---------      ---------
           Total current assets                                              183,401        292,636
                                                                           ---------      ---------

Fixed assets, net                                                             85,771        150,500
Long term marketable securities                                                 --            5,000
Other non-current assets                                                      18,204         80,799
                                                                           ---------      ---------
           Total assets                                                    $ 287,376      $ 528,935
                                                                           =========      =========

LIABILITIES AND EQUITY
Current liabilities:
      Accounts payable                                                     $   4,652      $  19,066
      Accrued liabilities                                                     90,590         89,820
      Due to affiliate                                                        43,531         27,101
                                                                           ---------      ---------
           Total current liabilities                                         138,773        135,987
                                                                           ---------      ---------

Minority interest                                                            105,845        282,804
                                                                           ---------      ---------
Stockholders' equity:
      Preferred Stock: $0.001 par value; 50,000,000 shares
           authorized; none issued and outstanding                              --             --
      Common Stock Series A; $0.001 par value; 750,000,000
           shares authorized; 43,787,748 shares issued and outstanding            44             44
      Common Stock Series B; $0.001 par value; 1,000 shares
           authorized; 1 share issued and outstanding                           --             --
      Common Stock Series C; $0.001 par value; 1,000 shares
           authorized; 1 share issued and outstanding                           --             --
      Paid-in capital                                                        189,279        189,279
      Accumulated deficit                                                   (146,565)       (79,179)
                                                                           ---------      ---------
Total stockholders' equity                                                    42,758        110,144
                                                                           ---------      ---------
Commitments and contingencies
               Total liabilities and stockholders' equity                  $ 287,376      $ 528,935
                                                                           =========      =========

See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)


                                                                                                              barnesandnoble.com llc
                                                      barnesandnoble.com inc and subsidiaries                  and its predecessor
                                       ------------------------------------------------------------------     ----------------------
                                                                        (Consolidated)
                                                                           Proforma
                                           Year ended     Year ended      year ended     May 25, 1999                 January 1,
                                          December 31,    December 31,    December 31,   to December 31,               1999 to
                                              2001           2000         1999 (1) (2)       1999                   May 24, 1999 (3)
                                       --------------- --------------- ----------------- ----------------     -------------------
Net sales                                  $ 404,600      $ 320,115      $ 193,730         $ 139,930                  $  53,800
Cost of sales                                313,365        261,801        159,937           117,850                     42,087
                                       --------------- --------------- ----------------- ----------------     -------------------
      Gross profit                            91,235         58,314         33,793            22,080                     11,713
Operating expenses:
      Fulfillment and customer
           service                            44,637         49,880         19,395            11,743                      7,652
      Marketing, sales and editorial          61,418         82,620         81,682            59,181                     24,140
      Technology and web site
           development                        45,298         40,397         21,006            15,058                      5,948
      General and administrative              32,362         31,270         18,842            12,582                      4,622
      Depreciation and amortization           41,981         36,088         15,510            10,183                      5,327
      Impairments and other
           special charges                    88,213         75,051           --                --                         --
      Stock based compensation                  --           11,740           --                --                         --
      Equity in net loss of equity
           investments, including
           amortization of intangibles        28,733         30,728           --                --                         --
                                       --------------- --------------- ----------------- ----------------     -------------------
      Total operating expenses               342,642        357,774        156,435           108,747                     47,689
                                       --------------- --------------- ----------------- ----------------     -------------------
Loss from operations                        (251,407)      (299,460)      (122,642)          (86,667)                   (35,976)
      Interest income, net                     7,041         23,737         20,238            18,615                      1,623
                                       --------------- --------------- ----------------- ----------------     -------------------
Loss before minority interest               (244,366)      (275,723)      (102,404)          (68,052)                   (34,353)
      Minority interest                      176,980        210,320         54,253            54,253                       --
                                       --------------- --------------- ----------------- ----------------     -------------------
Net loss - historical                      $ (67,386)     $ (65,403)       (48,151)        $ (13,799)                   (34,353)
                                       =============== =============== ================= ================     ===================
Pro forma adjustment to
      minority interest (4)                                                 27,534                                       27,534
                                                                       -----------------                      -------------------
Net loss - pro forma                                                     $ (20,617)                                   $  (6,819)
                                                                       =================                      ===================
Basic net loss per common share            $   (1.54)     $   (2.02)     $   (0.72)        $   (0.48)                 $   (0.24)
Basic weighted average common
      shares outstanding (5)                  43,787         32,386         28,778            28,797                     28,750





(1) Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.
(2) The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company's Initial Public Offering occurred on January 1, 1999.
(3) Includes the historical results of barnesandnoble.com llc and its predecessor.
(4) Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.
(5) For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company's Initial Public Offering assuming they were issued at the beginning of 1999. All periods exclude the assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands of dollars)

                                              Common
                                              Stock        Paid in   Accumulated
                                             Series A      Capital     Deficit
                                             ---------   ---------   -----------
Balance May 24, 1999                         $    --     $    --     $    --
Issuance of common stock in IPO                     29     484,353        --
Exercise of stock options                         --         2,452        --
Capital contribution from Bertelsmann             --        50,000        --
Acquisition of barnesandnoble.com llc             --       134,796        --
Reclassification to minority interest (1)         --      (537,149)       --
Net loss, May 25, 1999 - December 31, 1999,
      net of $54,253 minority interest            --                   (13,799)
                                             ---------   ---------   ---------
Balance, December 31, 1999                   $      29   $ 134,452   $ (13,799)
Issuance of common stock for acquisition of
      Enews.com                                      1      12,857          23
Exercise of stock options                            1       5,773        --
Issuance of comon stock for acquisition of
      Fatbrain.com                                  13      46,448        --
Reclassification to minority interest (2)                  (10,251)       --
Net loss, for the year, net of $210,320
      minority interest                           --          --       (65,403)
                                             ---------   ---------   ---------
Balance, December 31, 2000                   $      44   $ 189,279   $ (79,179)
Net loss, for the year, net of $176,980
      minority interest                           --          --       (67,386)
                                             ---------   ---------   ---------
Balance, December 31, 2001                   $      44   $ 189,279   $(146,565)
                                             =========   =========   =========



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

                    barnesandnoble.com inc. and predecessors
                          STATEMENTS OF MEMBERS' EQUITY
                            (in thousands of dollars)



                                       Accumulated      Capital       Members'
                                           Loss      Contributions    Equity
                                       -----------   -------------   ---------
Balance, January 1, 1999               $  (96,700)     $ 265,849     $ 169,149
Net loss,
      January 1, 1999 - May 24, 1999      (34,353)          --         (34,353)
                                       ----------      ---------     ---------
                                       ----------      ---------     ---------
Balance, May 24, 1999                  $ (131,053)     $ 265,849     $ 134,796
                                       ==========      =========     =========






See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                                              barnesandnoble.com llc
                                                           barnesandnoble.com inc and subsidiaries             and its predecessor
                                               -------------------------------------------------------------- ----------------------
                                                                             (Consolidated)
                                                                                Proforma
                                                Year ended     Year ended      year ended     May 25, 1999            January 1,
                                               December 31,    December 31,    December 31,   to December 31,          1999 to
                                                   2001           2000         1999 (1) (2)       1999              May 24, 1999 (3)
                                               ------------ --------------- ----------------- --------------- -------------------


Cash flows used in operating activities:
    Net loss                                     (67,386)       (65,403)         (48,151)         (13,799)             (34,353)
    Adjustments to reconcile net loss to net
      cash flows used in operating activities:
    Depreciation and amortization                 41,981         36,088           15,510           10,183                5,327
    Equity in net loss of equity investments
      including amortization of intangibles       28,733         30,728             --               --                   --
    Impairment and other special charges          88,213         75,051             --               --                   --
    Changes in certain assets and liabilities,
      net of effects from acquisition:
      Decrease (increase) in receivables, net     10,431         (4,353)         (13,133)         (11,894)              (1,239)
      Decrease (increase) in merchandise
        inventories                                 (343)       (37,921)          (2,307)          (1,747)                (560)
      Decrease (increase) in prepaid
        expenses and other current assets          2,011         (7,834)           2,609            2,284                  325
      Increase (decrease) in accounts payable    (14,414)       (10,285)          19,204           16,683                2,521
      Increase (decrease) in due to affiliate     16,430          9,992            3,918            8,878               (4,960)
      Increase (decrease) in accrued
        liabilities                              (13,919)        15,769           19,823           27,855               (8,032)
    Minority interest in loss                   (176,980)      (210,320)         (54,253)         (54,253)                --
                                               ---------      ---------        ---------        ---------            ---------
        Net cash flows used in operating
           activities                            (85,243)      (168,488)         (56,780)         (15,810)             (40,971)
                                               ---------      ---------        ---------        ---------            ---------
Cash flows from investing activities:
    Purchases of fixed assets                    (10,529)      (103,716)         (71,889)         (63,973)              (7,916)
    (Purchases) sales of marketable securities    27,554        264,801         (302,496)        (302,496)                --
    Decrease (increase) in restricted cash          --             --             50,393             --                 50,393
    Net assets of barnesandnoble.com llc at
      date of acquisition                           --             --               --             97,729              (97,729)
    Acquisition and investments in
      businesses, net of cash acquired            (4,408)       (65,715)            --               --                   --
    (Increase) decrease in other
        non-current assets                        (1,858)          (449)          (5,599)          (4,881)                (717)
                                               ---------      ---------        ---------        ---------            ---------
        Net cash flows from (used in)
           investing activities                   10,759         94,921         (329,591)        (273,621)             (55,969)
                                               ---------      ---------        ---------        ---------            ---------
Cash flows from financing activities:
    Proceeds from initial public offering           --             --            484,382          484,382                 --
    Capital contributions from members              --             --             50,000           50,000                 --
    Proceeds from exercise of stock options         --            5,773            2,452            2,452                 --
                                               ---------      ---------        ---------        ---------            ---------
        Net cash flows from financing
           activities                               --            5,773          536,834          536,834                 --
                                               ---------      ---------        ---------        ---------            ---------
Net change in cash and cash equivalents          (74,484)       (67,794)         150,463          247,403              (96,940)
Cash and cash equivalents at beginning of
    period                                       179,609        247,403           96,940             --                 96,940
                                               ---------      ---------        ---------        ---------            ---------
Cash and cash equivalents at end of period     $ 105,125      $ 179,609        $ 247,403        $ 247,403            $    --
                                               =========      =========        =========        =========            =========


SUPPLEMENTAL CASH FLOW INFORMATION:

Stock issued in connection
     with business acquisitions            $ 59,305

(1) barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company's initial public offering on May 25, 1999.

See accompanying notes to consolidated financial statements.

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

1.  BUSINESS AND ORGANIZATION

         barnesandnoble.com inc. (the "Company") is a holding company whose sole asset is a 27.6% equity interest in barnesandnoble.com llc ("B&N.com"), an online retailer of books, music, DVD/video and magazine subscriptions, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. Barnes & Noble, Inc. ("Barnes & Noble") and Bertelsmann A.G. ("Bertelsmann") each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115,000 Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

         On March 10, 1999, Barnes & Noble caused B&N Sub Corp. to establish the Company. On May 24, 1999, B&N Sub Corp. transferred its ownership of the Company to B&N.com Holding Corp ("BN.com Holding Corp."). This resulted in Barnes & Noble owning 100% of BN.com Holding Corp., which owns 100% of the Company. Subsequent to that, the Company filed an amended charter that, among other things, reclassified its outstanding common stock to one share of Class B Common Stock. The Company then issued a share of Class C Common Stock constituting a 50% interest in the Company to a wholly owned subsidiary of Bertelsmann. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

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

         Subsequent to the Offering, the Company issued a total of 12,474 shares in connection with an acquisition by merger of Fatbrain.com, Inc. ("Fatbrain"). Fatbrain is operated as Fatbrain.com, LLC, a wholly owned subsidiary of B&N.com. Additionally, the Company issued 4,158,088 shares in connection with its investment in enews, inc. ("enews"). As of December 31, 2001, the Company owned an approximate 27.6%
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)

interest in B&N.com and Barnes & Noble and Bertelsmann each owned an approximate 36.2% interest in B&N.com.

         The financial information of B&N.com and the Company's business, which was previously conducted by a wholly owned subsidiary of Barnes & Noble, is included in the accompanying financial statements as predecessor information.

         References to 2001 and 2000 are to the Company as of the year-end. References to 1999 are to B&N.com and its predecessor. Operating information included in these notes for 1999 is presented on a full year basis because, as a result of the reorganization described above, it is not considered meaningful to present separate data for the periods before and after May 25, 1999.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company's investment in Fatbrain has been presented in the accompanying consolidated financial statements, as a consolidated wholly owned subsidiary beginning after the effective date of the merger, November 16, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

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

CONCENTRATION OF CREDIT RISK

         B&N.com is subject to concentrations of credit risk from its holdings of cash, cash equivalents and short-term investments. B&N.com's credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. At December 31, 2001 and 2000, B&N.com had no significant concentrations of credit risk.

MERCHANDISE INVENTORIES

         Merchandise inventories are valued at the lower of cost or market as determined on a weighted average basis. B&N.com purchases a majority of its products from two major vendors, Barnes & Noble and AEC One Stop Group, Inc. ("AEC"). Barnes & Noble accounted for 45.2%, 53.6% and 58.9% of B&N.com's inventory purchases during the years ended December 31, 2001, 2000 and 1999, respectively. AEC accounted for nearly all of the company's music and video purchases and for 10.7%, 11.5% and 2.7% of total inventory purchases during the years ended December 31, 2001, 2000 and 1999, respectively.

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)



FIXED ASSETS

         Fixed assets are carried at cost, less accumulated depreciation and amortization. Computers and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases. In accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", direct internal and external costs associated with the development of the features and functionality of B&N.com's online store, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful lives of three years. Other costs relating to internal use software are expensed as incurred. B&N.com has evaluated all software development projects that were in progress as of December 31, 2001 to determine whether or not it was no longer probable that any of the projects would be placed in service. Based on that evaluation, certain projects were deemed impaired and written off, B&N.com expects to complete and put in service the remaining software development projects that existed as of year-end.

GOODWILL

         Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for under the purchase accounting method. Goodwill and other intangibles are presented net of related accumulated amortization and impairment charges and are being amortized over three years. The unamortized carrying balance of goodwill is assessed for recoverability on a periodic basis. The measurement of possible impairment is based on the ability to recover the balance of goodwill from expected future operating cash flows. As described in Recently Issued Accounting Pronouncements below, the Company's accounting for goodwill will be modified upon implementation of Financial Accounting Standards Board ("FASB") Statement 142 in 2002.

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

         The Company periodically evaluates whether the declines in fair value of its equity investments are other-than-temporary. This evaluation consists of reviewing qualitative and quantitative factors including operating results and trends, as well as market prices of public companies operating in the same sector.

IMPAIRMENT OF LONG-LIVED ASSETS

         B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows expected to be
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets. As described in Recently Issued Accounting Pronouncements below, the Company's accounting for long-lived assets may be modified upon implementation of FASB 144 in 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts for the Company's cash and cash equivalents, accounts payable, amounts due to affiliates and other liabilities approximate fair value. The fair value for marketable securities is based on quoted market prices that approximate cost.

NET SALES

         The Company uses the guidelines set forth in FASB's Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross, as a Principal, versus Net as an Agent," in recording revenue. Sales of B&N.com's products are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Commissions received on sales of magazine subscriptions are recorded at the net amount earned as the Company is acting as an agent in such transactions. International net sales were $18,197, $19,564 and $12,817 for the years ended December 31, 2001 and 2000 and the proforma year ended December 31, 1999, respectively. Allowances for doubtful accounts are nominal.

SHIPPING AND HANDLING COSTS

         The Company uses guidelines set forth in EITF Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs". Net sales reported by the Company include revenue generated from shipping and handling charges. Costs related to inbound and outbound shipping are classified as cost of sales. Fulfillment and customer service costs include distribution center expenses for activities such as receiving of goods, picking of goods for shipment and assembly for shipment, as well as expenses to run the Company's customer service center.

ADVERTISING COSTS

         B&N.com expenses the costs of advertising for magazines, television, radio and other media the first time the advertising takes place. Expenses for such advertising were $3,297, $17,305 and $41,845 for the years ended December 31, 2001, 2000 and 1999 (proforma), respectively.

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


         Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Diluted net loss per share for the years ended December 31, 2001 and 2000 and the period May 25, 1999 to December 31, 1999 excludes the assumed conversion of the outstanding Membership Units of B&N.com into 115,000 shares of Class A Common Stock of the Company and the minority interest in the net loss, because it is not dilutive. Diluted net loss per share for the years ended December 31, 2001 and 2000 and the period May 25, 1999 to December 31, 1999 also excludes the effect of outstanding stock options, none of which are dilutive.

INCOME TAXES

         Through October 31, 1998, B&N.com, as a wholly owned subsidiary, was included in Barnes & Noble's U.S. consolidated income tax returns. As such, any benefit for income taxes due to losses generated by B&N.com were realized and recognized by Barnes & Noble. Effective November 1, 1998, the operations of the entity were contributed to a limited liability company and as such are not considered a taxable entity for federal income tax purposes and most state income tax purposes. The members report any taxable income or losses recorded subsequent to the formation of the limited liability company on their respective income tax returns. As a result, no tax benefits have been allocated to B&N.com for its losses for all periods presented. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

STOCK OPTIONS

         The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Options which have been repriced have been treated as variable options.

RECLASSIFICATIONS

         Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2001 presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, BUSINESS COMBINATIONS ("SFAS 141"), and No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("SFAS 142"). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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

         The Company's previous business combinations were accounted for using the purchase method. As of December 31, 2001, the net carrying amount of goodwill is $16,777. Amortization expense during the year ended December 31, 2001 was $20,129; however, the goodwill balance as of December 31, 2001 is expected to be recovered based upon anticipated cash flows from investments. Currently, the Company is assessing but has not yet determined how the adoption of SFAS 141 and SFAS 142 will impact its financial position and results of operations.

         In August 2001, the FASB also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Bulletin Opinion 30, "Reporting the Results of Operations". This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The Company believes the adoption of this new Statement will have no material impact on the Company's financial position and operating results.


3.   MARKETABLE SECURITIES

          B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com classifies investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

         At December 31, 2001 and 2000, marketable securities consisted primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. Long-term marketable securities at December 31, 2000 had maturities within two years. Unrealized holding gains and losses at December 31, 2001 and 2000 were not significant.

4.   ACQUISITIONS

         On November 16, 2000, the Company acquired Fatbrain.com, Inc. ("Fatbrain"), the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace, for $61,956 (paid 25% in cash and 75% in stock totaling 12,474 shares). The shares of Fatbrain were transferred to a wholly owned subsidiary of B&N.com in exchange for additional Membership Units. Subsequent to the acquisition Fatbrain has been operated as Fatbrain.com, LLC. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements of the Company. The excess of purchase price over the net assets acquired, in the amount of $59,557, has been recorded as goodwill and is being amortized using the straight-line method over an estimated useful life of three years. In the fourth quarter of 2001, the Company determined that the carrying value of the goodwill was impaired, resulting in a charge against the goodwill. The total impairment of $29,976 was determined by estimating the present value of the cash flows from Fatbrain over the next five years. As of December 31, 2001, the net balance of the goodwill on the Fatbrain purchase was $13,777 (net of amortization and impairment charges).

             The following table summarizes proforma results of operation as if the Company had completed the merger as of January 1, 1999:

                                          2000         1999
                                          ----         ----
Net sales                              $ 374,939    $ 229,068

Loss from operations                    (353,627)    (169,815)

Loss before minority interest           (329,657)    (148,656)

Net loss                                 (90,411)     (39,388)

Basic and diluted net loss per share   $   (2.09)   $   (0.95)

         The proforma results of operations include adjustments to give effect to the amortization of goodwill in each period presented. The information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in future periods.

         In connection with the acquisition of Fatbrain in 2000, B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, of which $1,033 has been paid through the end of 2001, and closure of the facility of $1,876, of which $1,095 has been paid through the end of 2001.

         In January 2000, the Company acquired an approximate 32% interest in enews, the largest retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)



and 714 shares of the Company's stock valued at $12,857, to expand its presence in the growing on-line magazine subscription market. During 2001, the Company increased its investment in enews to approximately 49.5%.

         Summarized balance sheet information of enews is as follows:

                                           December 31,    December 31,
                                               2001            2000
                                           ------------    -----------
             Current assets .......         $   293          $ 7,033
             Noncurrent assets ....           1,136           12,961
             Current liabilities ..           4,099           13,713
             Noncurrent liabilities             361              160
             Net assets ...........          (3,031)           6,121

         Summarized statement of operations information for enews, for the period during which the Company had an investment, is as follows:

                                                     Year Ended
                                           December 31,    December 31,
                                               2001            2000
                                           ------------    -----------
             Net sales .........             $  6,272       $  7,783
             Gross profit (loss)                3,782         (3,737)
             Net loss ..........              (14,890)       (31,362)

         In June 2000, B&N.com invested $20,000 in cash for a 25% equity interest in MightyWords, a provider of digital content. As a result of the purchase of Fatbrain, the Company owned approximately 53% of the shares in MightyWords. The Company has accounted for this acquisition using the equity method of accounting, as control of MightyWords was deemed temporary by the management of B&N.com. In December 2001, MightyWords Board of Directors voted to dissolve MightyWords effective as soon as possible. The Company determined that its investment in MightyWords was impaired and took an impairment charge of $2,907 based on the estimated net liquidation value of $3,228. Proforma results of operations of MightyWords have not been included, as they would not have had a material effect on the overall results of the operations of the Company.

5.  FIXED ASSETS
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


Fixed assets, at cost, consist of the following:


                                                      December 31,
                                                   2001       2000
                                                 --------   --------
Computers and equipment ......................   $ 80,337   $104,634
Leasehold improvements .......................     14,760     29,721
Software .....................................     59,540     62,701
Construction in progress .....................      2,258        531
                                                 --------   --------
                                                  156,895    197,587
Less accumulated depreciation ................     71,124     47,087
                                                 --------   --------
      Fixed assets, net ......................   $ 85,771   $150,500
                                                 ========   ========


Due to an impairment of the carrying value of certain fixed assets, B&N.com recorded an impairment charge of $15,637 during 2001 and $22,938 during 2000 (See Note 7).


6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:


                                                      December 31,
                                                   2001       2000
                                                 --------   --------
Accrued merchandise payables..................   $ 34,628   $ 22,485
Accrued special charges.......................     13,447     18,198
Accrued fixed assets..........................      1,714     10,424
Accrued compensation..........................      7,674      5,618
Accrued advertising...........................      2,929      4,517
Other.........................................     30,198     28,578
                                                 --------   --------
                                                 $ 90,590   $ 89,820
                                                 --------   --------


7.  IMPAIRMENT AND SPECIAL CHARGES

         Impairment and Special Charges were $88,213 and $75,051 for the years ended December 31, 2001 and 2000, respectively. In the fourth quarter of 2001, B&N.com initiated a company-wide assessment of its cost structure, investments, and other long-term assets including goodwill. In connection with that assessment an impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) were recorded as a component of operating expenses during the fourth quarter of 2001. These charges are primarily related to the following:

         Closure of Facilities- B&N.com is consolidating administrative and functional operations by closing Fatbrain's Santa Clara, California office. Fatbrain's two retail stores in San Jose and Sunnyvale, California have also been closed. Charges include exit costs related to the remaining term of non-cancelable lease obligations of the retail and Santa Clara facilities, related severance costs, as well as the abandonment of related fixed assets that will not be suited for future use in other remaining B&N.com facilities. Furthermore, B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell the Company's inventory located in Reno to Barnes & Noble. The Board of Barnes & Noble also
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


         approved Barnes & Noble's assumption of the lease obligation and the hiring of all the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble is expected to be completed during the first half of 2002. Charges related to the Reno facility include the abandonment of fixed assets that are not suitable for use at other B&N.com facilities.

         Impairment of Fixed Assets- As of December 31, 2001, B&N.com wrote-off certain fixed assets that were no longer used in operations.

         Impairment of Other Non-Current Assets- B&N.com concluded that the carrying amount of certain equity investments, including Powered.com, goodwill and other investments, exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities, material changes in business models, and significant, recurring operating losses.

         The consolidation of the Fatbrain administrative and functional operations is expected to be substantially completed by the first half of 2002, although the lease on the Santa Clara office expires in 2006. The Company's special charges of $75,051 ($0.51 per share assuming conversion of membership units) for the year ended December 31, 2000 were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations.

         A summary of the impairment and special charges for the years ended December 31, 2001 and 2000 are as follows:


                                                      December 31,
                                                   2001       2000
                                                 --------   --------
Facility closure costs................           $ 33,442   $  4,871
Impairment of Fatbrain goodwill.......             29,976        -
Impairment of equity investments......              9,158     23,115
Impairment of fixed and other assets..             15,637     47,065
                                                 --------   --------
      Total...........................           $ 88,213   $ 75,051
                                                 --------   --------

         The components of the accrued liability associated with the special charges are as follows:


                                          Balance     Subsequent       2001        Balance    Due within   Due After
                                         31-Dec-00     Accruals      Payments     31-Dec-01   12 Months    12 Months
                                        -----------  ------------  ------------  -----------  -----------  ---------
Facility/Lease Termination Costs           1,342        6,458          (803)        6,997        3,425       3,572
Employee Termination Benefits              3,529        5,868        (4,961)        4,436        4,436
Other Impairment Charges                  13,327        2,014       (13,327)        2,014        2,014
                                        ----------------------------------------------------------------------------
                                          18,198       14,340       (19,091)       13,447        9,875       3,572

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


8.   INCOME TAXES

         The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 2001, the Company had net operating loss carryforwards of approximately $105,579 related to U.S. federal and state jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under the Internal Revenue Code.

         The deferred tax asset as of December 31, 2001 was approximately $39,064, which consisted of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding its realization.


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


10.   COMMITMENTS

         B&N.com currently leases warehouse facilities, office space and equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $7,772, $6,973 and $2,265 for the years ended December 31, 2001, 2000 and 1999 (proforma), respectively.

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


      Future minimum lease payments under non-cancelable operating leases as of December 31, 2001 are:

                                                           Future
           Year ending                                Minimum Lease
           December 31,                                  Payments
           --------------------------------------------------------
           2002.................................$            8,652
           2003.................................             8,026
           2004.................................             7,911
           2005.................................             7,309
           2006.................................             6,489
           Thereafter............................           35,692
                                                 -----------------
                                                 $          74,079
                                                 ==================

         The Company has pledged a portion of its marketable securities for stand-by letters of credit that guarantee certain real property leases. Obligations under Letters of Credit as of December 31, 2001 and 2000 were $3,989 and $5,539, respectively. The Reno warehouse lease commitment is included for the full lease term expiring in 2010. However, if the Reno lease were excluded, the future minimum lease payments would be reduced by $19,494 to $54,585.


11.  EMPLOYEES' RETIREMENT AND DEFINED CONTRIBUTION PLANS

         As of June 30, 2000, substantially all employees of the Company were covered under the Company's Employees' Retirement Plan (the "Retirement Plan"). The Retirement Plan is a defined benefit pension plan. As of July 1, 2000, the Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at June 30, 2000 and the Retirement Plan will continue to hold assets and pay benefits. The amendment was treated as a curtailment in fiscal 2000.

         Actuarial assumptions used in determining the funded status of the Retirement Plan are as follows:

                                                                 December 31,
                                                               2001       2000
                                                             --------   --------
     Discount rate (beginning of year)...................      7.75%      7.75%
     Discount rate (end of year).........................      7.25%      7.75%
     Expected long-term rate of return on plan assets....      9.50%      9.50%
     Assumed rate of compensation increase...............       N/A       4.75%
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)



         The following table sets forth the funded status of the Retirement Plan and the pension liability recognized for the Retirement Plan in the accompanying balance sheets:

                                                                 December 31,
                                                               2001       2000
                                                             --------   --------
Actuarial present value of benefit obligation:
     Vested benefits ......................................   $(530)     $(394)
     Non-vested benefits ..................................    (283)      (287)
                                                              -----      -----
Accumulated benefit obligation ............................    (813)      (681)
Effect of projected future compensation increases .........    --         --
                                                              -----      -----
Projected benefit obligation ..............................    (813)      (681)
Plan assets at market value ...............................     896        866
                                                              -----      -----
Excess (deficiency) of plan assets over projected
      benefit obligation ..................................      83        185
Unrecognized net actuarial loss ...........................     285         84
Unrecognized net obligation remaining .....................    --         --
Unrecognized prior service cost ...........................    --         --
                                                              -----      -----
Pension asset.............................................$     368      $ 269
                                                              =====      =====

         Charges for the Retirement Plan were $0, $156 and $100 for each of the years ended December 31, 2001, 2000 and 1999 (proforma), respectively.

         B&N.com is a participating employer in a defined contribution plan (the "Savings Plan"), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis. B&N.com's contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees' pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction. The Fatbrain Savings Plan was merged into the Savings Plan on November 1, 2001. Charges for the Savings Plan were $794, $428 and $188 for each of the years ended December 31, 2001, 2000 and 1999 (proforma), respectively.

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

         A participant is entitled to a distribution of his or her Deferral Account upon retirement or following termination of employment, as elected by the Participant, but no later than the beginning of the year in which the
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


Participant would attain age 70 1/2. A Participant may elect whether to receive the distribution in a lump sum or in annual installments over not more than fifteen (15) years.

         Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com's general assets to the extent not paid by a grantor trust, which the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.


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

      A summary of the status of stock options as of December 31, 2001 is presented below:


                                         Outstanding Options
                                 ------------------------------------
                                                  Weighted Average
                                    Number of        Exercise Price
                                     Shares            per Share
                                 --------------  --------------------
Balance December 31, 2000            18,890               4.93
     Options granted                  9,283               1.29
     Options cancelled               (9,033)              4.34
                                 --------------  --------------------
Balance December 31, 2001            19,140               3.44
                                 ==============  ====================
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


      The following table summarizes information as of December 31, 2001 concerning outstanding and exercisable options:

                                               Options Outstanding                Options Exercisable
                                     -------------------------------------- ----------------------------
                                      Weighted Average
       Range of                          Remaining         Weighted Average             Weighted Average
    Exercise Price      Number          Contractual         Exercise Price     Number    Exercise Price
       per Share     Outstanding      Life (in years)         per Share     Exercisable     per Share
------------------- ---------------  --------------------- ---------------- ----------- ---------------
0.8000 - 2.1875              8,821                   9.29              1.22          -               -
2.5000 - 4.9100              6,159                   7.27              3.40      3,922            3.49
5.1250 - 8.0000              3,477                   7.64              7.89      1,774            7.89
8.1250 - 18.3750               683                   8.32              9.46        174            9.52
                    ---------------  --------------------- ---------------- ----------- ---------------
                            19,140                   8.31              3.43      5,870            5.00
                    ===============  ===================== ================ =========== ===============

         Grants during 2001 and 2000 were at fair value. Therefore, no compensation expense was recorded. On March 1, 2000, the Company repriced approximately 5 million (net of cancellations) of 16 million then outstanding options that were originally granted at an average exercise price of $16.15 per share. The new exercise price for the options is $8.00 per share, the closing market price of the Company's stock as of March 1, 2000. The options are treated as variable options, but have had no impact on the Company's financial statements, as the market value of the Common Stock has not been greater than $8.00 per share as of December 31, 2000 or during the fiscal year ending December 31, 2001.

         Had the Company determined the compensation cost of employee stock options based on the fair value of the stock option grant dates in accordance with the Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss would have been increased to the proforma amounts below:

                                       Year Ended
                                      DECEMBER 31,
                                      ------------

                                 2001           2000
                              -----------   -----------
Net loss:
         As reported          $  (67,386)   $  (65,401)
         Proforma SFAS 123       (78,833)      (72,515)

 Basic net loss per share:
         As reported               (1.54)        (2.02)
         Proforma SFAS 123         (1.80)        (2.24)

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


                                                    Year Ended
                                                   December 31,
                                                   ------------

                                             2001           2000
                                          -----------   -----------
 Average risk free interest rates            5.25%          5.25%
 Average expected life (in years)            5.00           5.00
 Volatility                                112.73%        174.58%

         The weighted-average fair value of the options granted during the years 2001 and 2000 was estimated to be $1.06 and $6.26, respectively, for options granted at fair market value.


13.      LITIGATION

         In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that the Intimate Bookshop, Inc. has suffered damages of $11,250 or more and requests treble damages, costs, attorneys' fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company and B&N.com intend to vigorously defend this action.

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

         On October 21, 1999, Amazon.com, Inc. ("Amazon") filed a lawsuit against the Company and B&N.com in the United States District Court for the Western District of Washington alleging that B&N.com's use of its Express Lane one-click ordering system infringes upon Amazon's patent for its 1-Click ordering system. The complaint seeks injunctive and declaratory relief and treble damages, as well as attorneys' fees and costs. The Company and B&N.com have filed a counterclaim for a declaratory judgment that the Amazon patent at issue is invalid. On December 1, 1999, the Court granted Amazon's motion for a preliminary injunction. On February 14, 2001, a unanimous decision by the United States Court of Appeals overturned the
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


preliminary injunction. In March 2002, the parties entered into a confidential settlement agreement and this lawsuit was dismissed.

         In addition to the litigations described above, the Company and B&N.com are involved in various legal proceedings incidental to the conduct of their business. The Company does not believe that any of those legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or B&N.com.


14.  RELATED PARTY TRANSACTIONS

         B&N.com has entered into agreements with Barnes & Noble, Bertelsmann and their affiliates. The Company believes that the transactions and agreements discussed below (including renewals of any existing agreements) between B&N.com and its affiliates are at least as favorable to B&N.com as could be obtained from unaffiliated parties. The Board of Directors and its Audit Committee must approve in advance any proposed transaction or agreement with affiliates and will utilize procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

         B&N.com entered into a Supply Agreement dated October 31, 1998, as amended, with Barnes & Noble (the "Supply Agreement"), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble's distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $126,217, $107,167 and $64,112 from Barnes & Noble representing 45%, 54% and 59% of the Company's purchases for the years ended December 31, 2001, 2000 and 1999, respectively. The charges for incremental overhead for the year ended December 31, 2001, 2000 and 1999 were $2,369, $1,947 and $1,258, respectively. At December 31, 2001 and 2000, $44,160 and $16,875, respectively, remained payable to Barnes & Noble in connection with such purchases.

         Under a Services Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble (the "Services Agreement"), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to provide such services, plus any incremental internal costs. B&N.com was charged $4,144, $1,755 and $1,672 for such services during the year ended December 31, 2001, 2000 and 1999 (proforma), respectively.

         In 2001, B&N.com purchased merchandise directly from Calendar Club, L.L.C. ("Calendar Club"), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com's purchases from Calendar Club for the year ended December 31, 2001 totaled $1,110.

          B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $486, $485 and $473 for such subleased space during the year ended December 31, 2001, 2000 and 1999 (proforma), respectively. The
                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

         Since 1999, B&N.com has used AEC One Stop Group, Inc. ("AEC'), as its sole music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVD's in the United States. AEC also provides B&N.com with a music, DVD and Video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC's parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $29,759, $18,541 and $2,908 in connection with this agreement for merchandise purchased during the years ended December 31, 2001, 2000 and 1999 (proforma), respectively. In addition, B&N.com was charged by AEC $279, $301 and $19 for database services during the years ended December 31, 2001, 2000 and 1999 (proforma), respectively. At December 31, 2001 and 2000, $9,307 and $7,803, respectively, remained payable to AEC in connection with this agreement.

         B&N.com licenses the "Barnes & Noble" name under a royalty-free license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the "License Agreement"), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). Under a separate agreement reached in January 2001, between the Company and Textbooks.com, Inc. ("Textbooks.com") a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks on the Internet using the "Barnes & Noble" name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the years ended December 31, 2001 and 2000, the Company recorded royalty expense of $5,981 and $1,500, respectively, under the terms of this agreement.

         B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble, and BOL. B&N.com licenses from Barnes & Noble the right to use Barnes & Noble's database of book bibliographic data as well as certain software applications. B&N.com licenses from Bertelsmann Online ("BOL"), the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com's operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL's computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com's computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

         Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a "Readers' Advantage(TM) Card" for a non-refundable annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their purchases through the B&N.com Web site. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue generated from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com's net revenue generated from this program for the year ended December 31, 2001 was $636. Net revenue generated for the year ended December 31, 2000, was negligible.

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)


         B&N.com ships, through its fulfillment centers, various customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers' homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. The fees received are recorded as a reduction of B&N.com's total fulfillment expense. For the years ended December 31, 2001, 2000 and 1999 (proforma), B&N.com recorded $987, $206 and $191, respectively, for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble reached an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers' homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $383 for the year ended December 31, 2001.

         During 2000 and 2001, Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $1,882 and $1,290 for such subleased space in the years ended December 31, 2001 and 2000, respectively. Additionally, B&N.com sold $6,186 of warehouse equipment from its Reno warehouse to Barnes & Noble in 2001. The equipment was sold to Barnes & Noble at its original cost. B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com's inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $10 million. The Board of Barnes & Noble also approved Barnes & Noble's assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble is expected to be completed during the first half of 2002.

         In 2000, B&N.com began purchasing new and used textbooks directly from MBS, a corporation majority-owned by Leonard Riggio. B&N.com's total purchases for the year ended December 31, 2001 and 2000 were $13,206 and $5,746, respectively. In addition, B&N.com maintains a link on its Web site called "Sell Your Textbooks" which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received for the year ended December 31, 2001 were $16.

         Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the "Strategic Relationship Agreement"), between B&N.com and GameStop, Inc. ("GameStop"), a majority-owned subsidiary of Barnes & Noble, B&N.com's Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement after May 1, 2002 on 60 days' notice. Commissions of $33 were recorded in the year ended December 31, 2001 under this agreement.

         B&N.com has a 49.5% equity stake in enews, a company engaged in selling magazine subscriptions on the Internet, and accounts for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. B&N.com fulfills a majority of orders for magazine subscriptions through enews and records a commission on these sales. Beginning in October 2000, enews subleased space from B&N.com at its New York office for an annual rent of $95. B&N.com recorded commissions of $590 and $400 for the years ended December 31, 2001 and 2000, respectively, and was reimbursed $295 and $65, respectively, for expenses incurred on behalf of enews for the years ended December 31, 2001 and 2000.

         Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP, outside counsel to the Company and B&N.com.

                    barnesandnoble.com inc. and predecessors
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except per share data)




15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following tables set forth, for the periods indicated, selected unaudited financial data.

                                                         Three Months Ended
                                      ------------------------------------------------------------
                                      December 31,     September 30,    June 30,    March 31,
                                         2001             2001            2001        2001
                                      -------------  ---------------  -----------  ---------------
Net sales                             $ 115,037         $  96,838      $  83,684    $ 109,041
Gross profit                             24,438            21,181         20,489       25,127
Net loss                                (35,251)(1)       (10,558)       (10,590)     (10,987)
Basic net loss per common share (2)   $   (0.81)        $   (0.24)     $   (0.24)   $   (0.25)
Weighted average shares                  43,787            43,787         43,787       43,787

                                                         Three Months Ended
                                      ------------------------------------------------------------
                                      December 31,     September 30,    June 30,    March 31,
                                         2000             2000            2000        2000
                                      -------------  ---------------  -----------  ---------------
Net sales                             $ 104,639         $  74,073      $  67,428    $  73,975
Gross profit                             22,111            14,852         10,462       10,889
Net loss                                (36,431)(1)       (10,260)        (9,572)      (9,140)
Basic net loss per common share (2)   $   (0.97)        $   (0.33)     $   (0.31)   $   (0.30)
Weighted average shares                  37,550            31,141         30,783       30,027


         The total of quarterly per share amounts may not equal per share amounts for the full year because of changes in the number of weighted-average shares outstanding and the effects of rounding.

(1) Includes impairment and other special charges of $88,213 and $75,051 for the three months ended December 31, 2001 and 2000, respectively.

(2) Assumed conversion of Membership Units or exercises of stock options are not included, as it does not result in dilution.


16.  SUBSEQUENT EVENTS

         During the first quarter of 2002, the Board of Directors of the Company approved the transfer of the Reno facility to Barnes & Noble and the Board of Directors of Barnes & Noble approved Barnes & Noble's assumption of the Reno lease, the purchase of inventory, and the hiring of all the Reno employees. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble is expected to be completed during the first half of 2002.