Form 10-Q
period 2002-03-31
BARNESANDNOBLE COM INC
filed 2002-05-14
CIK 1069665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 0-26063

barnesandnoble.com inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4048787

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

76 Ninth Avenue, New York, NY	10011

(Address of Principal Executive Offices)	(Zip Code)

(212) 414-6000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of May 9, 2002 was 47,946,566, one and one, respectively.

barnesandnoble.com inc.

March 31, 2002

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

barnesandnoble.com inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net sales	$106,535	$109,041

Cost of sales	83,373	83,914

Gross profit	23,162	25,127

Operating expenses:

Fulfillment and customer service	9,472	12,370

Marketing, sales and editorial	10,277	17,434

Technology and web site development	9,576	13,947

General and administrative	6,388	8,353

Depreciation and amortization	8,092	9,953

Equity in net loss of equity investments including amortization of intangibles	528	6,157

Total operating expenses	44,333	68,214

Loss from operations	(21,171)	(43,087)

Interest income, net	634	3,246

Loss before minority interest	(20,537)	(39,841)

Minority interest	14,874	28,854

Net loss	$(5,663)	$(10,987)

Basic net loss per common share	($0.13)	($0.25)

Basic weighted average common shares outstanding (1)	43,787	43,787

(1)	Excludes assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)
(unaudited)

	March 31,	December 31,
	2002	2001

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$86,740	$105,125

Marketable securities	7,000	10,141

Receivables, net	11,295	15,698

Merchandise inventories	32,978	48,563

Prepaid expenses and other current assets	6,001	3,874

Total current assets	144,014	183,401

Fixed assets, net	78,254	85,771

Other non-current assets	15,082	18,204

Total assets	$237,350	$287,376

LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$6,521	$4,652

Accrued liabilities	74,632	90,590

Due to affiliate	28,142	43,531

Total current liabilities	109,295	138,773

Minority interest	90,960	105,845

Stockholders’ equity:

Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common Stock Series A; $0.001 par value; 750,000,000 shares authorized; 43,787,748 shares issued and outstanding	44	44

Common Stock Series B; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—

Common Stock Series C; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—

Paid-in capital	189,279	189,279

Accumulated deficit	(152,228)	(146,565)

Total stockholders’ equity	37,095	42,758

Commitments and contingencies

Total liabilities and stockholders’ equity	$237,350	$287,376

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Cash flows from operating activities:

Net loss	$(5,663)	$(10,987)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization	8,375	13,265

Decrease in receivables, net	4,403	7,067

Decrease in merchandise inventories	15,585	4,750

Increase in prepaid expenses and other current assets	(2,127)	(5,043)

Increase in accounts payable	1,869	10,958

Decrease in due to affiliate	(15,389)	(9,790)

Decrease in accrued liabilities	(15,957)	(22,072)

Minority interest in loss	(14,874)	(28,854)

Net cash flows used in operating activities	(23,778)	(40,706)

Cash flows from investing activities:

Purchases of fixed assets	(872)	(3,646)

Sales of marketable securities	3,141	1,951

Decrease in other non-current assets	3,124	1,512

Net cash flows provided by (used in) investing activities	5,393	(183)

Net change in cash and cash equivalents	(18,385)	(40,889)

Cash and cash equivalents at beginning of period	105,125	179,609

Cash and cash equivalents at end of period	$86,740	$138,720

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

         The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the “Company”) and barnesandnoble.com llc (“B&N.com”).

         In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of March 31, 2002 and the results of its operations and its cash flows for the three months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

1.	Organization

         The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of books, music, DVD/video and magazine subscriptions, and whose sole business is to manage the operations of B&N.com. As the sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company for financial statement purposes. Barnes & Noble, Inc. (“Barnes & Noble”) and Bertelsmann A.G. (“Bertelsmann”) each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.

2.	Reclassifications

         Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2002 presentation.

3.	Accrued Special Charges

         In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc. (“Fatbrain”), B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain’s office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, all of which has been paid through the end of the first quarter of 2002, and facility closure costs of $1,876, of which $1,424 has been paid through the end of the first quarter 2002. Unpaid balances are included in accrued liabilities.

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

         An impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) and $75,051 ($0.51 per share assuming conversion of membership units) were recorded as a component of operating expenses during the fourth quarters of 2001 and 2000, respectively. These charges were primarily related to the impairment of fixed and other assets, including equity investments, as well as the consolidation of fulfillment operations and administrative functions. At March 31, 2002, the accrued liability associated with the special charges was $8,467 and consisted of the following:

	Balance	2002	Balance	Due Within	Due After
	31-Dec-01	Payments	31-Mar-02	12 Months	12 Months

Facility/Lease Termination Costs	$6,997	$1,236	$5,761	$1,522	$4,239

Employee Termination Benefits	4,436	2,228	2,208	2,208	—

Other Impairment Charges	2,014	1,516	498	498	—

	$13,447	$4,980	$8,467	$4,228	$4,239

4.	Investments in Equity Method Investees

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

         In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. (“enews”), the largest retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company’s stock valued at $12,857, to expand its presence in the growing on-line magazine subscription market. Through March 31, 2002, the Company increased its investment in enews to approximately 46.2%.

5.	Related Party Transactions

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

         B&N.com entered into a Supply Agreement dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

& Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $25,581 and $27,557 from Barnes & Noble representing 37% and 44% of the Company’s purchases for the three months ended March 31, 2002 and 2001, respectively. The charges for incremental overhead for the three months ended March 31, 2002 and 2001 were $537 and $508, respectively. At March 31, 2002, $28,142 remained payable to Barnes & Noble in connection with such purchases.

         Under a Services Agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to provide such services, plus any incremental internal costs. B&N.com was charged $256 and $415 for such services during the periods ended March 31, 2002 and 2001, respectively.

         B&N.com purchased merchandise from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club for the three months ended March 31, 2002 totaled $102.

         B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $127 and $120 for such subleased space during the periods ended March 31, 2002 and 2001, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

         Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC’), as its sole music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $7,043 and $6,806 in connection with this agreement for merchandise purchased during the periods ended March 31, 2002 and 2001, respectively. In addition, B&N.com was charged by AEC $69 and $54 for database services during the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, $4,108 remained payable to AEC.

         B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the Barnes & Noble name and trademark (excluding sales of college textbooks). Under a separate agreement reached in January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”) a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks on the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the periods ended March 31, 2002 and 2001, the Company recorded royalty expense of $1,442 and $1,817, respectively, under the terms of this agreement.

         B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble, and Bertelsmann Online (“BOL”). B&N.com licenses from Barnes & Noble the right to use Barnes & Noble’s database of book bibliographic data as well as certain software applications. B&N.com licenses from BOL, the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com’s operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL’s computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com’s computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

         Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ Advantage™ Card” for a non-refundable annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their purchases through the B&N.com Web site. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue generated from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s net revenue generated from this program for the three months ended March 31, 2002 was $380. Net revenue generated for the three months ended March 31, 2001 was negligible.

         B&N.com ships, through its fulfillment centers, various customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. The fees received are recorded as a reduction of B&N.com’s total fulfillment expense. For the periods ended March 31, 2002 and 2001, B&N.com recorded $165 and $203, respectively, for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $301 for the three months ended March 31, 2002.

         Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $485 for such subleased space in the periods ended March 31, 2002 and 2001, respectively. Additionally, B&N.com sold $6,186 of warehouse equipment from its Reno warehouse to Barnes & Noble in 2001. The equipment was sold to Barnes & Noble at its original cost. B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002.

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

         In 2000, B&N.com began purchasing new and used textbooks directly from MBS, a corporation majority-owned by Leonard Riggio. B&N.com’s total purchases for the year ended March 31, 2002 and 2001 were $6,507 and $5,974, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received for the three months ended March 31, 2002 were $15.

         Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop, Inc. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement after May 1, 2002 on 60 days’ notice. Commissions of $57 were recorded for the three months ended March 31, 2002 under this agreement.

         B&N.com has a 46.2% equity stake in enews, a company engaged in selling magazine subscriptions on the Internet, and accounts for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. B&N.com fulfills a majority of orders for magazine subscriptions through enews and records a commission on these sales. Beginning in October 2000, enews subleased space from B&N.com at its New York office for an annual rent of $95. B&N.com recorded commissions of $148 and $70 for the periods ended March 31, 2002 and 2001, respectively, and was reimbursed $142 for expenses incurred on behalf of enews for the period ended March 31, 2002.

         Michael N. Rosen, a director of the Company, is also the Chairman of Robinson Silverman Pearce Aronsohn & Berman LLP, outside counsel to the Company and B&N.com.

6.	Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (“SFAS 141”), and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires that, upon adoption of SFAS 142, the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2002 and March 31, 2001
(in thousands of dollars, except per share data)
(unaudited)

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

         The Company’s previous business combinations were accounted for using the purchase method. As of March 31, 2002, the net carrying amount of goodwill is $13,777. Currently the Company is assessing but has not yet determined how the adoption of SFAS 142 will impact its financial position and results of operations.

         The effect of adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:

For the three months ended March 31,	2002	2001

Reported net loss	$(5,663)	$(10,987)

Add back: Amortization of goodwill	—	5,032

Net loss, as adjusted	$(5,663)	$(5,955)

Basic net loss per share:

Reported net loss	$(0.13)	$(0.25)

Amortization of goodwill	—	0.11

Basic net loss per share, as adjusted	$(0.13)	$(0.14)

         In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The adoption of this Statement has not had material impact on the Company’s financial position and operating results.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the sixth largest e-commerce Web site, based on the Jupiter Media Metrix March 2002 report.

         B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and magazine subscriptions. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 12 million customers in 228 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles with access to 1 million titles for immediate delivery, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

         The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the rapidly changing nature of B&N.com’s business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

Net sales

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Net sales	$106,535	$109,041	(2%)

         Net sales are comprised of sales of books, music, video and eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Units sold to the Company’s consumer customers increased significantly for the three months ended March 31, 2002, offset by a decline in units sold to corporate customers. Net sales reflect the impact of the Company’s free shipping promotion, which was not in effect during the first quarter of 2001. In addition, first quarter 2001 results included $3,521 of sales from Fatbrain retail stores which were closed in the fourth quarter of 2001 as well as sales from product lines that the Company no longer offers.

Gross profit

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Gross profit	$23,162	$25,127	(8%)

Gross margin	21.7%	23.0%

         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers as well as inbound and outbound shipping costs. Gross profit decreased as a result of the Company’s introduction of a “free shipping” promotion in July 2001, resulting in a reduction of shipping revenue as a percentage of net sales, which negatively affects the gross margin.

Fulfillment and customer service

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Fulfillment and customer service	$9,472	$12,370	(23%)

Percentage of net sales	8.9%	11.3%

         Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. Fulfillment and customer service expenses decreased on an absolute basis and as a percentage of net sales primarily as a result of achieving more efficiency in operations. B&N.com anticipates that its fulfillment and customer service costs will continue to decrease in absolute dollars and as a percentage of net sales based on anticipated further productivity improvements.

Marketing, sales and editorial

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Marketing, sales and editorial	$10,277	$17,434	(41%)

Percentage of net sales	9.6%	16.0%

         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to a significant reduction in B&N.com’s advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales due to the Company’s focus on more targeted and measurable marketing programs. The Company expects to continue such focus in order to continue to drive down these expenses as a percentage of sales. Marketing, sales and editorial expenses are expected to decline both in dollars and as a percentage of net sales for the remainder of 2002 as further efficiencies are realized.

Technology and web site development

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Technology and web site development	$9,576	$13,947	(31%)

Percentage of net sales	9.0%	12.8%

         Technology and web site development expenses consist principally of payroll and related expenses for Web page production and computer network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. The decrease for the three months ended March 31, 2002 in technology and web site development expenses was primarily attributable to increased infrastructure efficiency and reduced labor expenses during the quarter. Technology and web site development expenses are expected to continue to decrease in dollars and as a percentage of sales for the remainder of 2002 as further efficiencies are realized.

General and administrative

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

General and administrative	$6,388	$8,353	(24%)

Percentage of net sales	6.0%	7.7%

         General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The decrease in general and administrative expenses was a result of the Company’s efforts to consolidate operations. B&N.com expects general and administrative expenses to decrease as B&N.com continues its focus on expense control.

Depreciation and amortization

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Depreciation and amortization	$8,092	$9,953	(19%)

Percentage of net sales	7.6%	9.1%

         The decrease in depreciation and amortization expenses is the result of lower capital expenditures in fiscal 2001 as compared with fiscal 2000. Fixed asset purchases for 2001 totaled $10.5 million as compared with $103.7 million for 2000.

Equity in net loss of equity investments including related amortization of intangibles

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Equity in net loss of equity investments including related amortization of intangibles	$528	$6,157	(91%)

Percentage of net sales	0.5%	5.6%

         Equity in net loss of equity investments consists of losses from the Company’s equity investments in enews for the first quarter ended March 31, 2002. Equity in net loss of equity investments decreased in the three months ended March 31, 2002 in comparison with the prior year period as enews realized lower losses year over year. In addition, the 2001 period included an investment in MightyWords, Inc. (“MightyWords”), a provider of digital content, which the Company no longer holds, as well as goodwill, which is no longer amortized as a result of the adoption of SFAS No. 142. The carrying balance of goodwill is assessed for recoverability on a periodic basis.

Interest income, net

	Three Months Ended March 31,

	(in thousands of dollars)
	2002	2001	% Change

Interest income, net	$634	$3,246	(80%)

Percentage of net sales	0.6%	3.0%

         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company’s operations. All available cash is invested in various marketable securities consisting primarily of highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

         As of March 31, 2002, the Company’s cash, cash equivalents and short-term marketable securities were $93.7 million, compared to $115.3 million on December 31, 2001. The Company continues to have a debt-free balance sheet.

         Net cash flows used in operating activities were $23.8 million for the three months ended March 31, 2002 and $40.7 million for the three months ended March 31, 2001. Cash used for the three months ended March 31, 2002 was attributable to a net loss of $5.7 million, a corresponding decrease in minority interest of $14.9 million, a decrease in accrued liabilities of $16.0 million, a decrease in payables to affiliates of $15.4 million and an increase in prepaid expenses and other current assets of $2.1 million. This was offset by a $15.6 million decrease in merchandise inventories, a decrease in receivables of $4.4 million, depreciation and amortization of $8.4 million and an increase of $1.9 million in accounts payable. Cash used for the three months ended March 31, 2001 was attributable to a net loss of $11.0 million and a corresponding decrease in minority interest of $28.9 million, a decrease in payables to affiliates of $9.8 million, a decrease in accrued liabilities of $22.1 million and an increase of $5.0 million in prepaid expenses and other current assets. This was partially offset by an $11.0 million increase in accounts payable and depreciation and amortization of $13.3 million. In addition, merchandise inventories decreased $4.8 million and receivables decreased $7.1 million.

         Net cash flows from investing activities of $5.4 million for the three months ended March 31, 2002 were attributable to a decrease of $3.1 million in other non-current assets and sales of marketable securities of $3.1 million, offset by purchases of fixed assets totaling $0.9 million. Net cash flows used in investing activities of $0.2 million for the three months ended March 31, 2001 were attributable to purchases of fixed assets totaling $3.6 million, offset by a $1.5 million decrease in other non-current assets and sales of marketable securities of $1.9 million.

         At March 31, 2002, the Company’s principal sources of liquidity consisted of $86.7 million in cash and cash equivalents and $7.0 million in short-term marketable securities. As of March 31, 2002, the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company has pledged a portion of its marketable securities as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At March 31, 2002, the total amount of collateral pledged under these agreements was $4.4 million. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

         The Company believes that current cash and investments will be sufficient to meet its anticipated cash needs for at least twelve months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short-term investments in addition to cash generated from operations are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company’s liquidity requirements or cause the Company to issue additional equity or debt securities.

Forward-Looking Statements

         This report may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company’s or B&N.com’s computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com’s current and future investments and new product initiatives, unanticipated costs associated with B&N.com’s new warehouses or the failure to successfully integrate those warehouses into B&N.com’s distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, changes in tax and other governmental rules and regulations applicable to the Company or B&N.com and other factors that may be outside of the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed by the Company with the Securities and Exchange Commission.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

         The Company invested in enews and MightyWords primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2001, B&N.com considered the MightyWords investment impaired as the MightyWords Board of Directors had voted to dissolve the company and distribute the remaining cash back to investors after obligations of the company were met. B&N.com recorded an impairment charge of $9.2 million related to equity method and other investments in December 2001. At March 31, 2002, the Company’s equity-method investments amounted to $0.9 million. No impairment is considered to exist at March 31, 2002 beyond that which was recorded at December 31, 2001. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions.

         B&N.com invests certain of its excess cash in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with a remaining maturity of three months or less are considered cash equivalents; those with remaining maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature within two years. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The values of the Company’s marketable securities are subject to market price volatility. As of March 31, 2002, the Company’s investments in cash, cash equivalents and marketable securities totaled approximately $93.7 million.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

         No material developments have occurred with respect to previously reported legal proceedings.

Item 2: Changes in Securities and Use of Proceeds

         The effective date of the Company’s registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-64211) relating to the initial public offering of its Class A Common Stock, was May 25, 1999. Pursuant to the initial public offering, a total of 28,750,000 shares of the Company’s Class A Common Stock were sold to an underwriting syndicate. The managing underwriters of the initial public offering were Goldman, Sachs & Co., Merrill Lynch & Co., Salomon Smith Barney and Wit Capital Corporation. The initial public offering was completed on May 28, 1999, at an initial public offering price of $18.00 per share. The initial public offering resulted in gross proceeds to the Company of $517.5 million, $31.1 million of which were applied to the underwriting discount and approximately $2.0 million of which were applied to initial public offering expenses. As a result, net proceeds of the initial public offering to the Company were approximately $484.4 million. Such net proceeds were used by the Company to acquire 28,750,000 Membership Units of B&N.com. As of March 31, 2002, B&N.com has invested approximately $7.0 million of such net proceeds in short-term marketable securities. The remaining funds have been used to purchase fixed assets and support the operations of B&N.com. Except as indicated in the Company’s prospectus and other reports filed with the Securities and Exchange Commission, none of the net proceeds of the initial public offering were paid by the Company or B&N.com, directly or indirectly, to any director, officer or general partner of the Company or B&N.com or any of their associates, or to any persons owning ten percent or more of any class of the Company’s equity securities, or any affiliates of the Company or B&N.com.

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

barnesandnoble.com inc. (Registrant)

Date: May 14, 2002	By:	/s/ Kevin M. Frain Kevin M. Frain Chief Financial Officer (Principal Accounting and Financial Officer)