Form 10-Q
period 2002-06-30
BARNESANDNOBLE COM INC
filed 2002-08-14
CIK 1069665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   No

         Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of August 7, 2002 was 47,946,566, one and one, respectively.

barnesandnoble.com inc.

June 30, 2002

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

Net sales	$85,837	$83,684	$192,372	$192,725

Cost of sales	65,665	63,195	149,038	147,109

Gross profit	20,172	20,489	43,334	45,616

Operating expenses:

Fulfillment and customer service	8,525	9,929	17,997	22,300

Marketing, sales and editorial	7,773	14,930	18,050	32,363

Technology and web site development	9,256	10,843	18,832	24,790

General and administrative	6,417	7,453	12,803	15,806

Depreciation and amortization	8,433	10,404	16,525	20,356

Equity in net loss of equity investments including related amortization of intangibles	845	7,051	1,374	13,209

Total operating expenses	41,249	60,610	85,581	128,824

Loss from operations	(21,077)	(40,121)	(42,247)	(83,208)

Interest income, net	457	1,719	1,092	4,965

Loss before minority interest	(20,620)	(38,402)	(41,155)	(78,243)

Minority interest	14,934	27,812	29,806	56,666

Net loss	$(5,686)	$(10,590)	$(11,349)	$(21,577)

Basic net loss per common share	($0.13)	($0.24)	($0.26)	($0.49)

Basic weighted average common shares outstanding (1)	43,788	43,787	43,788	43,787

(1)	Excludes assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)
(unaudited)

	June 30,	December 31,
	2002	2001

	(unaudited)
	ASSETS

Current assets:

Cash and cash equivalents	$87,607	$105,125

Marketable securities	—	10,141

Receivables, net	9,813	15,698

Merchandise inventories	37,746	48,563

Prepaid expenses and other current assets	5,745	3,874

Total current assets	140,911	183,401

Fixed assets, net	72,358	85,771

Other non-current assets	15,266	18,204

Total assets	$228,535	$287,376

	LIABILITIES AND EQUITY

Current liabilities:

Accounts payable	$5,182	$4,652

Accrued liabilities	75,571	90,590

Payable to affiliate	40,347	43,531

Total current liabilities	121,100	138,773

Minority interest	76,025	105,845

Stockholders’ equity:

Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—

Common Stock Series A; $0.001 par value; 750,000,000 shares authorized; 43,788,478 shares issued and outstanding	44	44

Common Stock Series B; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—

Common Stock Series C; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—

Paid-in capital	189,280	189,279

Accumulated deficit	(157,914)	(146,565)

Total stockholders’ equity	31,410	42,758

Commitments and contingencies

Total liabilities and stockholders’ equity	$228,535	$287,376

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

	Six Months Ended

	June 30,	June 30,
	2002	2001

Cash flows from operating activities:

Net loss	$(11,349)	$(21,577)

Adjustments to reconcile net loss to net cash flows from operating activities:

Depreciation and amortization	16,760	29,796

Decrease in receivables, net	5,885	15,510

Decrease in merchandise inventories	10,817	7,538

Increase in prepaid expenses and other current assets	(1,871)	(4,771)

Increase (decrease) in accounts payable	530	(2,301)

Decrease in payable to affiliate	(3,184)	(7,618)

Decrease in accrued liabilities	(15,019)	(34,341)

Minority interest in loss	(29,806)	(56,666)

Net cash flows used in operating activities	(27,237)	(74,430)

Cash flows from investing activities:

Purchases of fixed assets	(3,361)	(8,577)

Gain on disposal of fixed assets	—	336

Sales of marketable securities	10,141	—

Decrease in other non-current assets	2,938	80

Net cash flows from (used in) investing activities	9,718	(8,161)

Cash flows from financing activities:

Proceeds from exercise of stock options	1	—

Net cash flows from financing activities	1	—

Net change in cash and cash equivalents	(17,518)	(82,591)

Cash and cash equivalents at beginning of period	105,125	217,304

Cash and cash equivalents at end of period	$87,607	$134,713

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

         The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the “Company”) and barnesandnoble.com llc (“B&N.com”).

         In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of June 30, 2002 and the results of its operations and its cash flows for the six months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

1. ORGANIZATION

         The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of books, music, DVD/video and online courses, and whose sole business is to manage the operations of B&N.com. As the sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company for financial statement purposes. Barnes & Noble, Inc. (“Barnes & Noble”) and Bertelsmann A.G. (“Bertelsmann”) each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.

2. RECLASSIFICATIONS

         Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2002 presentation.

3. ACCRUED SPECIAL CHARGES

         In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc. (“Fatbrain”), B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain’s office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, all of which had been paid by the end of the first quarter of 2002, and facility closure costs of $1,876, of which $1,839 has been paid through the end of the second quarter 2002. Unpaid balances are included in accrued liabilities.

         An impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) and $75,051 ($0.51 per share assuming conversion of membership units) were recorded as a component of operating expenses during the fourth quarters of 2001 and 2000, respectively. These charges were primarily related to the impairment of fixed and other assets, including equity investments, as well as the consolidation of fulfillment operations and administrative functions. At June 30, 2002, the accrued liability associated with the special charges was $6,496 and consisted of the following:

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

	Balance	2002	Balance	Due within	Due after
	31-Dec-01	Payments	30-Jun-02	12 Months	12 Months

Facility/Lease Termination Costs	$6,997	$1,636	$5,361	$1,528	$3,833

Employee Termination Benefits	4,436	3,799	637	637	—

Other Impairment Charges	2,014	1,516	498	498	—

	$13,447	$6,951	$6,496	$2,663	$3,833

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

         In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. (“enews”), a retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company’s stock valued at $12,857, to expand its presence in the on-line magazine subscription market. Through June 30, 2002, B&N.com’s investment in enews was approximately 46.8%.

         In July 2002, the Board of Directors of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”), which was then approved by stockholders of enews owning at least a majority of the outstanding shares of capital stock of enews. Currently the Company is assessing the impact of the Liquidation Plan on its financial position and results of operations, which the Company believes will not be material.

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

         B&N.com entered into a Supply Agreement dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $50,659 and $56,277 from Barnes & Noble representing 39% and 49% of the Company’s purchases for the six months ended June 30, 2002 and 2001, respectively. The charges for incremental overhead for the six months ended June 30, 2002 and 2001 were $1,169 and $1,057, respectively. At June 30, 2002, $40,347 remained payable to Barnes & Noble in connection with such purchases.

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
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

in an amount equal to the third-party expenses it incurs to provide such services, plus any incremental internal costs. B&N.com was charged $596 and $789 for such services during the six months ended June 30, 2002 and 2001, respectively.

         B&N.com purchased merchandise from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club for the six months ended June 30, 2002 totaled $304.

         B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $249 and $230 for such subleased space during the six months ended June 30, 2002 and 2001, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

         Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC’), as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $14,015 and $11,338 in connection with this agreement for merchandise purchased during the six months ended June 30, 2002 and 2001, respectively. In addition, B&N.com was charged by AEC $136 and $100 for database services during the six months ended June 30, 2002 and 2001, respectively. At June 30, 2002, $4,481 remained payable to AEC.

         B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated as of October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”) a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the six months ended June 30, 2002 and 2001, the Company recorded royalty expense of $1,864 and $2,166, respectively, under the terms of this agreement.

         B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble and Bertelsmann Online (“BOL”). B&N.com licenses from Barnes & Noble the right to use Barnes & Noble’s database of book bibliographic data as well as certain software applications. B&N.com licenses from BOL, the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com’s operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL’s computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com’s computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

         Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ AdvantageTM Card” for a non-refundable annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their purchases through the B&N.com Web site. B&N.com and Barnes & Noble have agreed to share the revenue, net of expenses, generated from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the six months ended June 30, 2002 and 2001 was $788 and $248, respectively.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

         B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. The fees received are recorded as a reduction of B&N.com’s total fulfillment expense. For the six months ended June 30, 2002 and 2001, B&N.com recorded $205 and $506, respectively, for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $572 for the six months ended June 30, 2002.

         Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $909 for such subleased space for the six months ended June 30, 2002 and 2001, respectively. Additionally, B&N.com sold $6,186 of warehouse equipment from its Reno warehouse to Barnes & Noble in 2001. The equipment was sold to Barnes & Noble at its original cost. In January 2002, B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $306 in relation to these expenses for the six months ended June 30, 2002.

         In 2000, B&N.com began purchasing new and used textbooks directly from MBS Textbook Exchange, Inc. (“MBS”), a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the six months ended June 30, 2002 and 2001 were $8,822 and $7,538, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received for the six months ended June 30, 2002 and 2001 were $29 and $5, respectively.

         Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop, Inc. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement after May 1, 2002 on 60 days’ notice. Commissions of $59 were recorded for the six months ended June 30, 2002 under this agreement. Commissions for the six months ended June 30, 2001 were negligible.

         B&N.com has an approximate 46.8% equity stake in enews, a company engaged in selling magazine subscriptions on the Internet, and accounts for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. B&N.com fulfills a majority of orders for magazine subscriptions through enews and records a commission on these sales. Beginning in October 2000, enews subleased space from B&N.com at its New York office for an annual rent of $95. B&N.com recorded commissions of $697 and $131 for the periods ended June 30, 2002 and 2001, respectively, and was reimbursed $232 for expenses incurred on behalf of enews for the period ended June 30, 2002.

         Michael N. Rosen, a director of the Company, is also a member of Bryan Cave Robinson Silverman, outside counsel to the Company and B&N.com.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company reassessed the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

         The Company’s previous business combinations were accounted for using the purchase method. As of June 30, 2002, the net carrying amount of goodwill is $13,777. As required by SFAS 142, the Company has completed their initial impairment test on the goodwill in the second quarter ended June 30, 2002 and as a result no impairment charge is deemed necessary.

         The effect of adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:

For the six months ended June 30,	2002	2001

Loss before minority interest	$(41,155)	$(78,243)

Add back: Amortization of goodwill	—	10,065

Loss before minority interest, as adjusted	$(41,155)	$(68,178)

Loss before minority interest per share:

Loss before minority interest	$(0.26)	$(0.49)

Amortization of goodwill	—	0.06

Loss before minority interest per share, as adjusted	$(0.26)	$(0.43)

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

         Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.”

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
For the six months ended June 30, 2002 and June 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

         SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

         Statement of Financial Accounting Standards No. 146, “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the seventh largest e-commerce Web site, based on the Jupiter Media Metrix June 2002 report.

         B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 12 million customers in 228 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles with access to 1 million titles for immediate delivery, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

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

Results of Operations

Net sales

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Net sales	$85,837	$83,684	3%	$192,372	$192,725	(1%)

         Net sales are comprised of sales of books, music, video and eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges. Units sold to the Company’s consumer customers for the six months ended June 30, 2002 increased 19.7% from June 30, 2001, offset by a decline in units sold to corporate customers. Net sales in 2002 reflect the impact of the Company’s free shipping promotion, which was not in effect during the second quarter of 2001.

Gross profit

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Gross profit	$20,172	$20,489	(2%)	$43,334	$45,616	(5%)

Gross margin	23.5%	24.5%		22.5%	23.7%

         Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers as well as inbound and outbound shipping costs. Gross profit decreased as a result of the Company’s introduction of a “free shipping” promotion in July 2001, which led to a reduction of shipping revenue as a percentage of net sales and negatively affected gross margin.

Fulfillment and customer service

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Fulfillment and customer service	$8,525	$9,929	(14%)	$17,997	$22,300	(19%)

Percentage of net sales	9.9%	11.9%		9.4%	11.6%

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

Marketing, sales and editorial

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Marketing, sales and editorial	$7,773	$14,930	(48%)	$18,050	$32,363	(44%)

Percentage of net sales	9.1%	17.8%		9.4%	16.8%

         Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to a significant reduction in B&N.com’s advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales due to the Company’s focus on more targeted and measurable marketing programs as well as the re-negotiation of many of the Company’s online marketing deals to obtain more advantageous terms. The Company expects to continue this focus to drive down these expenses as a percentage of sales. Marketing, sales and editorial expenses are expected to decline both in dollars and as a percentage of net sales for the remainder of 2002 as further efficiencies are realized.

Technology and web site development

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Technology and web site development	$9,256	$10,843	(15%)	$18,832	$24,790	(24%)

Percentage of net sales	10.8%	13.0%		9.8%	12.9%

         Technology and web site development expenses consist principally of payroll and related expenses for web page production and computer network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. The decrease for the six months ended June 30, 2002 in technology and web site development expenses was primarily attributable to increased infrastructure efficiency and reduced labor expenses during the second quarter. Technology and web site development expenses are expected to continue to decrease in dollars and as a percentage of sales for the remainder of 2002 as further efficiencies are realized.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

General and administrative	$6,417	$7,453	(14%)	$12,803	$15,806	(19%)

Percentage of net sales	7.5%	8.9%		6.7%	8.2%

         General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The decrease in general and administrative expenses was a result of the Company’s efforts to consolidate operations.

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Depreciation and amortization	$8,433	$10,404	(19%)	$16,525	$20,356	(19%)

Percentage of net sales	9.8%	12.4%		8.6%	10.6%

         The decrease in depreciation and amortization expenses is the result of lower capital expenditures in fiscal 2002 and 2001 as compared with fiscal 2000. In 2002 the Company no longer amortizes goodwill due to the adoption of SFAS 142.

Equity in net loss of equity investments including related amortization of intangibles

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Equity in net less of equity investments including related amortization of intangibles	$845	$7,051	(88%)	$1,374	$13,209	(90%)

Percentage of net sales	1.0%	8.4%		0.7%	6.9%

         Equity in net loss of equity investments consists of losses from the Company’s equity investments in enews for the second quarter ended June 30, 2002. Equity in net loss of equity investments decreased in the six months ended June 30, 2002 in comparison with the prior year period as enews realized lower losses year over year. In addition, the 2001 period included other equity investments, which the Company no longer holds, as well as goodwill, which is no longer amortized as a result of the adoption of SFAS No. 142. The carrying balance of goodwill is assessed for recoverability on a periodic basis. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. Currently the Company is assessing the impact of the Liquidation Plan on its financial position and results of operations, which the Company believes will not be material.

Interest income, net

	Three Months Ended June 30,			Six Months Ended June 30,
	(in thousands of dollars)			(in thousands of dollars)

	2002	2001	% Change	2002	2001	% Change

Interest income, net	$457	$1,719	(73%)	$1,092	$4,965	(78%)

Percentage of net sales	0.5%	2.1%		0.6%	2.6%

         Interest income decreased compared with last year as cash balances decreased due to their use as a source of funding the Company’s operations. All available cash is invested in various marketable securities consisting primarily of money market funds containing highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

Income Taxes

         The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

         As of June 30 2002, the Company’s cash, cash equivalents and short-term marketable securities were $87.6 million, compared to $115.3 million on December 31, 2001. The Company continues to have a debt-free balance sheet.

         Net cash flows used in operating activities were $27.2 million for the six months ended June 30, 2002 and $74.4 million for the six months ended June 30, 2001. Cash used for the six months ended June 30, 2002 was attributable to a net loss of $11.3 million, a corresponding decrease in minority interest of $29.8 million, a decrease in accrued liabilities of $15.0 million, a decrease in payables to affiliates of $3.2 million and an increase in prepaid expenses and other current assets of $1.9 million. This was offset by a $10.8 million decrease in merchandise inventories, a decrease in receivables of $5.9 million, depreciation and amortization of $16.8 million and an increase of $0.5 million in accounts payable. Cash used for the six months ended June 30, 2001 was attributable to a net loss of $21.6 million and a corresponding decrease in minority interest of $56.7 million, a decrease in payables to affiliates of $7.6 million, a decrease in accrued liabilities of $34.3 million, an increase of $4.8 million in prepaid expenses and other current assets and a decrease of $2.3 million in accounts payable. This was offset by depreciation and amortization of $29.8 million, a decrease in merchandise inventories of $7.5 million and a decrease in receivables of $15.5 million.

         Net cash flows from investing activities of $9.7 million for the six months ended June 30, 2002 were attributable to a decrease of $2.9 million in other non-current assets and sales of marketable securities of $10.1 million, offset by purchases of fixed assets totaling $3.4 million. Net cash flows used in investing activities of $8.2 million for the six months ended June 30, 2001 were attributable to purchases of fixed assets totaling $8.6 million, partially offset by a $0.3 million gain on the disposal of fixed assets.

         At June 30, 2002, the Company’s principal sources of liquidity consisted of $87.6 million in cash and cash equivalents. As of June 30, 2002, the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company has pledged a portion of its cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At June 30, 2002, the total amount of collateral pledged under these agreements was $4.3 million. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

         The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs for at least twelve months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and cash equivalents in addition to cash generated from operations are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company’s liquidity requirements or cause the Company to issue additional equity or debt securities.

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

Item 3: Quantitative and Qualitative Disclosure about Market Risk

         The Company invested in enews and MightyWords, Inc. (“MightyWords”), primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2001, B&N.com considered the MightyWords investment impaired as the MightyWords Board of Directors had voted to dissolve the company and distribute the remaining cash back to investors after obligations of the company were met. B&N.com recorded an impairment charge of $9.2 million related to equity method and other investments in December 2001. At June 30, 2002, the Company’s equity-method investments amounted to $1.2 million. No impairment is considered to exist at June 30, 2002 beyond that which was recorded at December 31, 2001. These investments are in companies involved in the Internet and e-commerce industries and their fair values are subject to significant fluctuations due to volatile market conditions. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. Currently the Company is assessing the impact of the Liquidation Plan on its financial position and results of operations, which the Company believes will not be material.

         B&N.com invests its excess cash in money market funds consisting of highly liquid debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. B&N.com is exposed to interest rate risk on the money market instruments that it holds. As of June 30, 2002, the Company’s investments in cash and cash equivalents totaled approximately $87.6 million.

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

Item 3: Defaults upon Senior Securities

         None

Item 4: Submission of Matters to a Vote of Securities Holders

         None

Item 5: Other Information

         On August 6, 2002, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that, for the previous 30 consecutive trading days, the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Therefore, in accordance with Marketplace Rule 4450(a)(2), the Company has 90 calendar days, or until November 4, 2002, to regain compliance. If compliance with the Rule cannot be demonstrated by November 4, 2002, the Company’s securities will be delisted from the Nasdaq National Market. The Company is considering its alternatives with respect to regaining compliance with the Rule. The delisting of the Company’s common stock would have a significant adverse effect on the stock’s liquidity.

         At the Company’s Annual Meeting of Stockholders held on August 8, 2002, Peter Olson was elected as a new Class C Director of the Company, in place of Joel Klein, who was recently selected as New York City Chancellor of Schools. Since July 1998, Mr. Olson has been Chairman and Chief Executive Officer of Random House, the book division of Bertelsmann AG and the world’s largest publisher of general interest books. Prior to that, Mr. Olson was the Chairman of the Bertelsmann Book Group North America from 1994 to July 1998.

Item 6: Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit No.

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

         (b)  No report on 8-K was filed by the Company during the fiscal quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc. (Registrant)

Date: August 14, 2002

	By:	/s/ Kevin M. Frain

Kevin M. Frain

Chief Financial Officer

(Principal Accounting and Financial Officer)