Form 10-Q
period 2002-09-30
BARNESANDNOBLE COM INC
filed 2002-11-14
CIK 1069665

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-26063

barnesandnoble.com inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-4048787 (I.R.S. Employer Identification No.)

76 Ninth Avenue, New York, NY (Address of Principal Executive Offices)	10011 (Zip Code)

(212) 414-6000 Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒          No    ☐

      Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of November 8, 2002 was 47,951,566, one and one, respectively.

barnesandnoble.com inc.

September 30, 2002

Index to Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

Net sales	$102,575	$96,838	$294,947	$289,562
Cost of sales	77,997	75,657	227,034	222,766

Gross profit	24,578	21,181	67,913	66,796

Operating expenses:
Fulfillment and customer service	8,240	9,520	26,237	31,820
Marketing, sales and editorial	8,682	15,197	26,731	47,560
Technology and web site development	8,190	10,069	27,022	34,859
General and administrative	6,998	7,822	19,802	23,626
Depreciation and amortization	8,428	10,778	24,953	31,134
Equity in net loss of equity investments including related amortization of intangibles	1,805	7,384	3,179	20,593

Total operating expenses	42,343	60,770	127,924	189,592
Loss from operations	(17,765)	(39,589)	(60,011)	(122,796)
Interest income, net	303	1,301	1,395	6,265

Loss before minority interest	(17,462)	(38,288)	(58,616)	(116,531)
Minority interest	12,647	27,730	42,452	84,396

Net loss	$(4,815)	$(10,558)	$(16,165)	$(32,135)

Basic net loss per common share
	$(0.11)	$(0.24)	$(0.37)	$(0.73)
Basic weighted average common shares outstanding (1)	43,788	43,787	43,788	43,787

     (1)     Excludes assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)
(unaudited)

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,983	$105,125
Marketable securities	—	10,141
Receivables, net	12,014	15,698
Merchandise inventories	49,621	48,563
Prepaid expenses and other current assets	4,694	3,874

Total current assets	140,312	183,401

Fixed assets, net	65,870	85,771
Other non-current assets	13,808	18,204

Total assets	$219,990	$287,376

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$16,658	$4,652
Accrued liabilities	73,826	90,590
Payable to affiliate	39,532	43,531

Total current liabilities	130,016	138,773

Minority interest	63,379	105,845

Stockholders' equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A; $0.001 par value; 750,000,000 shares authorized; 43,788,478 shares issued and outstanding	44	44
Common Stock Series B; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	189,280	189,279
Accumulated deficit	(162,729)	(146,565)

Total stockholders' equity	26,595	42,758

Commitments and contingencies
Total liabilities and stockholders' equity	$219,990	$287,376

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

	Nine Months Ended

	September 30,	September 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(16,165)	$(32,135)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	25,142	45,505
Decrease in receivables, net	3,684	10,734
Increase in merchandise inventories	(1,058)	(15,243)
Decrease (increase) in prepaid expenses and other current assets	(820)	1,638
Increase (decrease) in accounts payable	12,006	(13,100)
Increase (decrease) in payable to affiliate	(3,999)	22,805
Decrease in accrued liabilities	(16,764)	(22,986)
Minority interest in loss	(42,452)	(84,396)

Net cash flows used in operating activities	(40,426)	(87,178)

Cash flows from investing activities:
Purchases of fixed assets	(5,254)	(6,002)
Sales of marketable securities	10,141	20,562
Decrease in other non-current assets	4,396	1,328

Net cash flows from investing activities	9,283	15,888

Cash flows from financing activities:
Proceeds from exercise of stock options	1	—

Net cash flows from financing activities	1	—

Net change in cash and cash equivalents	(31,142)	(71,290)
Cash and cash equivalents at beginning of period	105,125	179,609

Cash and cash equivalents at end of period	$73,983	$108,319

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the “Company”) and barnesandnoble.com llc (“B&N.com”).

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of September 30, 2002 and the results of its operations and its cash flows for the nine months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

1.    ORGANIZATION

The Company is a holding company whose sole asset is a 27.6% equity interest in B&N.com, an internet-based retailer of books, music, DVD/video and online courses, and whose sole business is to manage the operations of B&N.com. As the sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company for financial statement purposes. Barnes & Noble, Inc. (“Barnes & Noble”) and Bertelsmann A.G. (“Bertelsmann”), each beneficially own a 36.2% equity interest (equivalent to an aggregate of 115 million Membership Units) in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company's Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company.

2.    RECLASSIFICATIONS

Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2002 presentation.

3.    ACCRUED SPECIAL CHARGES

In connection with the November 16, 2000 acquisition of Fatbrain.com, Inc. (“Fatbrain”), B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain's office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059, all of which had been paid by the end of the first quarter of 2002, and facility closure costs of $1,876, all of which had been paid through the end of the third quarter of 2002.

An impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) and $75,051 ($0.51 per share assuming conversion of membership units) were recorded as a component of operating expenses during the fourth quarters of 2001 and 2000, respectively. These charges were primarily related to the impairment of fixed and other assets, including equity investments, as well as the consolidation of fulfillment operations and administrative functions. At September 30, 2002, the accrued liability associated with the special charges was $5,758 and consisted of the following:

	Balance 31-Dec-01	2002 Payments	Balance 30-Sept-02	Due within 12 Months	Due after 12 Months

Facility/Lease Termination Costs	$6,997	$1,976	$5,021	$1,474	$3,547
Employee Termination Benefits	4,436	4,197	239	239	—
Other Impairment Charges	2,014	1,516	498	498	—

	$13,447	$7,689	$5,758	$2,211	$3,547

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

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

               In January 2000, B&N.com acquired a 32% common stock interest in enews, inc. (“enews”), a retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company’s stock valued at $12,857, to expand its presence in the on-line magazine subscription market. Through September 30, 2002, B&N.com’s investment in enews was approximately 47%.

               In July 2002, the Board of Directors of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”), which was then approved by stockholders of enews owning at least a majority of the outstanding shares of capital stock of enews. As of September 30, 2002, the Liquidation Plan had been substantially completed and it is expected to be concluded by December 31, 2002. During the quarter ended September 30, 2002, the Company wrote off its net investment in enews of $1,196.

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

               B&N.com entered into a Supply Agreement dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $74,911 and $91,480 from Barnes & Noble representing 38% and 46% of the Company’s purchases for the nine months ended September 30, 2002 and 2001, respectively. The charges for incremental overhead for the nine months ended September 30, 2002 and 2001 were $1,750 and $1,809, respectively. At September 30, 2002, $39,532 remained payable to Barnes & Noble in connection with such purchases.

               Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance administration (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to provide such services, plus any incremental internal costs. B&N.com was charged $1,256 and $1,045 for such services during the nine months ended September 30, 2002 and 2001, respectively.

               B&N.com purchased merchandise from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club for the nine months ended September 30, 2002 totaled $1,740.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

               B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $373 and $365 for such subleased space during the nine months ended September 30, 2002 and 2001, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

               Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC’), as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $19,659 and $17,364 in connection with this agreement for merchandise purchased during the nine months ended September 30, 2002 and 2001, respectively. In addition, B&N.com was charged by AEC $188 and $153 for database services during the nine months ended September 30, 2002 and 2001, respectively. At September 30, 2002, $2,175 remained payable to AEC.

               B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the nine months ended September 30, 2002 and 2001, the Company recorded royalty expense of $3,119 and $3,902, respectively, under the terms of this agreement.

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

               Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ AdvantageTM Card” for a non-refundable annual membership fee of $25.00. With this card, customers can receive discounts of 10% on all Barnes & Noble store purchases and 5% on all of their purchases through the B&N.com Web site. B&N.com and Barnes & Noble have agreed to share the revenue, net of expenses, generated from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the nine months ended September 30, 2002 and 2001 were $837 and $388, respectively.

               B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. The fees received are recorded as a reduction of B&N.com’s total fulfillment expense. For the nine months ended September 30, 2002 and 2001, B&N.com recorded $330 and $889, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $902 for the nine months ended September 30, 2002.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

               Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $1,391 for such subleased space for the nine months ended September 30, 2002 and 2001, respectively. Additionally, B&N.com sold $6,186 of warehouse equipment from its Reno warehouse to Barnes & Noble in 2001. The equipment was sold to Barnes & Noble at its original cost. In January 2002, B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $628 in relation to these expenses for the nine months ended September 30, 2002.

               In 2000, B&N.com began purchasing new and used textbooks directly from MBS Textbook Exchange, Inc. (“MBS”), a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the nine months ended September 30, 2002 and 2001 were $15,486 and $12,243, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received for the nine months ended September 30, 2002 and 2001 were $45 and $14, respectively.

               Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop, Inc. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $63 and $13 were recorded for the nine months ended September 30, 2002 and 2001, respectively, under this agreement.

               B&N.com has an approximate 47% equity stake in enews, a company engaged in selling magazine subscriptions on the Internet, and accounts for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of September 30, 2002, the implementation of the Liquidation Plan had been substantially completed and it is expected to be concluded by December 31, 2002. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com recorded commissions of $909 and $227 for the periods ended September 30, 2002 and 2001, respectively, and was reimbursed $269 for expenses incurred on behalf of enews for the period ended September 30, 2002.

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

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
For the nine months ended September 30, 2002 and September 30, 2001
(in thousands of dollars, except per share data)
(unaudited)

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

               The Company’s previous business combinations were accounted for using the purchase method. As of September 30, 2002, the net carrying amount of goodwill was $13,777. As required by SFAS 142, the Company completed their initial impairment test on the goodwill in the second quarter ended June 30, 2002 and deemed that no impairment charge was necessary. No subsequent indicators of impairment have been noted by the Company.

               The effect of adoption of SFAS No. 142 on the reported net loss for the prior period is as follows:

For the nine months ended September 30,	2002	2001

Loss before minority interest	$(58,616)	$(116,531)
Add back: Amortization of goodwill	—	15,097

Loss before minority interest, as adjusted	$(58,616)	$(101,434)

Loss before minority interest per share:
Loss before minority interest	$(0.37)	$(0.73)
Amortization of goodwill	—	0.10

Loss before minority interest per share, as adjusted	$(0.37)	$(0.63)

               In August 2001, the FASB also issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets”, and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations”. This new standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. The adoption of this Statement has not had material impact on the Company’s financial position and operating results.

               Statement of Financial Accounting Standards No. 145, “Rescission of SFAS Statements No. 4, 44 and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing accounting pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

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

Item 2:        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

               The Company is a holding company whose sole asset is its 27.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and since that time has become the eighth largest e-commerce Web site, based on the Jupiter Media Metrix September 2002 report.

               B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 12.7 million customers in 228 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles with access to 1 million titles for immediate delivery, supplemented by more than 20 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

               The results of operations discussed hereafter include the consolidated results of the Company and B&N.com. In view of the changing nature of B&N.com’s business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Results of Operations

Net sales

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Net sales	$102,575	$96,838	6%	$294,947	$289,562	2%

               Net sales are comprised of sales of books, music, video, online courses, eBooks and related products, net of returns and promotional discounts, as well as outbound shipping and handling charges billed to customers. The increase in net sales for the three months ended September 30, 2002 and for the nine months ended September 30, 2002 was attributable to an increase in net sales to the Company’s consumer customers which increased 13.1 percent for the three months ended September 30, 2002 and increased 10.9 percent for the nine months ended September 30, 2002. Net sales to the Company’s corporate customers decreased 42.6 percent for the three months ended September 30, 2002 and decreased 46.2 percent for the nine months ended September 30, 2002.

Gross profit

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Gross profit	$24,578	$21,181	16%	$67,913	$66,796	2%
Gross margin	$24.0%	$21.9%		$23.0%	$23.1%

               Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers and the costs of online courses as well as inbound and outbound shipping costs. Gross profit and gross margin increased for the three months ended September 30, 2002 due to an increase in the Company’s internal fulfillment rate as well as a more efficient utilization of shipping providers. The Company anticipates that gross profit and gross margin in the fourth quarter of 2002 will be higher as compared to the prior year period.

Fulfillment and customer service

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Fulfillment and customer service	$8,240	$9,520	(13)%	$26,237	$31,820	(18)%
Percentage of net sales	8.0%	9.8%		8.9%	11.0%

Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. Fulfillment and customer service expenses decreased on an absolute basis and as a percentage of net sales primarily as a result of achieving more efficiency in fulfillment and customer service operations. B&N.com anticipates that its fulfillment and customer service costs will be lower in absolute dollars and as a percentage of net sales for the fourth quarter of 2002 as compared to the prior year period.

Marketing, sales and editorial

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Marketing, sales and editorial	$8,682	$15,197	(43)%	$26,731	$47,560	(44)%
Percentage of net sales	8.5%	15.7%		9.1%	16.4%

Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing and sales expenses decreased primarily due to a significant reduction in B&N.com's advertising and promotional expenditures. Such expenses decreased in absolute dollars and as a percentage of net sales due to the Company's focus on more targeted and measurable marketing programs as well as the re-negotiation of many of the Company’s online marketing deals to obtain more advantageous terms. The Company expects marketing and promotional expenditures to increase during the fourth quarter of 2002 compared to the third quarter of 2002. However, the Company expects fourth quarter marketing and promotional expenditures to decrease both in dollars and as a percentage of sales in comparison to the same period last year.

Technology and web site development

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Technology and web site development	$8,190	$10,069	(19)%	$27,022	$34,859	(22)%
Percentage of net sales	8.0%	10.4%		9.2%	12.0%

Technology and web site development expenses consist principally of payroll and related expenses for web page production and computer network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. The decrease in technology and web site development for each comparative period was primarily attributable to increased infrastructure efficiency, and price reductions in many expense categories. Technology and web site development expenses are expected to decrease in dollars and as a percentage of sales for the fourth quarter of 2002 compared to the fourth quarter of 2001.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

General and administrative	$6,998	$7,822	(11)%	$19,802	$23,626	(16)%
Percentage of net sales	6.8%	8.1%		6.7%	8.2%

General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions. The decrease in general and administrative expenses was a result of the Company's efforts to consolidate operations and its continued effort to improve efficiency. General and administrative expenses are expected to decrease in dollars and as a percentage of sales for the fourth quarter of 2002 compared to the fourth quarter of 2001.

Depreciation and amortization

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Depreciation and amortization	$8,428	$10,778	(22)%	$24,953	$31,134	(20)%
Percentage of net sales	8.2%	11.1%		8.5%	10.8%

The decrease in depreciation and amortization expenses is the result of lower capital expenditures in fiscal 2002 and 2001 as compared with fiscal 2000. The carrying balance of goodwill is assessed for recoverability on a periodic basis. In 2002 the Company no longer amortizes goodwill due to the adoption of SFAS 142.

Equity in net loss of equity investments including related amortization of intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Equity in net loss of equity investments including related amortization of intangibles	$1,805	$7,384	(76)%	$3,179	$20,593	(85)%
Percentage of net sales	1.8%	7.6%		1.1%	7.1%

      Equity in net loss of equity investments consists of losses from the Company's equity investments in enews for the third quarter ended September 30, 2002. Equity in net loss of equity investments decreased in the nine months ended September 30, 2002 in comparison with the prior year period as enews realized lower losses year over year. In addition, the 2001 period included other equity investments, which the Company no longer holds, as well as goodwill related to those investments. As of December 31, 2001, there was no remaining goodwill related to equity investments. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of September 30, 2002, the implementation of the Liquidation Plan had been substantially completed and it is expected to be concluded by December 31, 2002.

Interest income, net

	Three Months Ended September 30,			Nine Months Ended September 30,

	(in thousands of dollars)			(in thousands of dollars)
	2002	2001	% Change	2002	2001	% Change

Interest income, net	$303	$1,301	(77)%	$1,395	$6,265	(78)%
Percentage of net sales	0.3%	1.3%		0.5%	2.2%

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

Liquidity and Capital Resources

As of September 30, 2002, the Company's cash, cash equivalents and short-term marketable securities were $74.0 million, compared to $115.3 million on December 31, 2001. The Company continues to have a debt-free balance sheet.

Net cash flows used in operating activities were $40.4 million for the nine months ended September 30, 2002 and $87.2 million for the nine months ended September 30, 2001. Cash used for the nine months ended September 30, 2002 was attributable to a net loss of $16.2 million, a corresponding decrease in minority interest of $42.5 million, a decrease in accrued liabilities of $16.8 million, a decrease in payable to affiliate of $4.0 million, a $1.1 million increase in merchandise inventories and an increase in prepaid expenses and other current assets of $0.8 million. This was offset by a decrease in receivables of $3.7 million, depreciation and amortization of $25.1 million and an increase of $12.0 million in accounts payable. Cash used for the nine months ended September 30, 2001 was primarily attributable to a net loss of $32.1 million, a corresponding decrease in minority interest of $84.4 million, a decrease in accrued liabilities of $23.0 million, an increase in merchandise inventories of $15.2 million and a decrease in accounts payable of $13.1 million. This was offset by a $10.7 million decrease in receivables, an increase in payable to affiliate of $22.8 million, depreciation and amortization of $45.5 million and a decrease of $1.6 million in prepaid expenses and other current assets.

Net cash flows from investing activities of $9.3 million for the nine months ended September 30, 2002 was attributable to a decrease of $4.4 million in other non-current assets and sales of marketable securities of $10.1 million, offset by purchases of fixed assets totaling $5.3 million. Net cash flows from investing activities of $15.9 million for the nine months ended September 30, 2001 was attributable to a decrease of $1.3 million in other non-current assets and sales of marketable securities of $20.6 million, offset by purchases of fixed assets totaling $6.0 million.

At September 30, 2002, the Company's principal sources of liquidity consisted of $74.0 million in cash and cash equivalents. As of September 30, 2002, the Company's remaining principal commitments consisted of obligations outstanding under operating leases. The Company has pledged a portion of its cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company's real property lease obligations. At September 30, 2002, the total amount of collateral pledged under these agreements was $4.2 million. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

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

               The Company invested in enews and MightyWords, Inc. (“MightyWords”), primarily for strategic purposes. Such investments are accounted for under the equity method if they give the Company the ability to exercise significant influence, but not control, over an investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In December 2001, B&N.com considered the MightyWords investment impaired as the MightyWords Board of Directors had voted to dissolve the company and distribute the remaining cash back to investors after obligations of the company were met. B&N.com recorded an impairment charge of $9.2 million related to equity method and other investments in December 2001. No impairment is considered to exist at September 30, 2002 beyond that which was recorded at December 31, 2001. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of September 30, 2002, the implementation of the Liquidation Plan had been substantially completed and it is expected to be concluded by December 31, 2002.

               B&N.com invests its excess cash in money market funds consisting of highly liquid debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. B&N.com is exposed to interest rate risk on the money market instruments that it holds. As of September 30, 2002, the Company’s investments in cash and cash equivalents totaled approximately $74.0 million.

Item 4:	Controls and Procedures

               (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

               (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

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

               The Company’s annual meeting of stockholders was held on August 8, 2002.

               The following nominees were elected as Directors, each to serve until the 2005 Annual Meeting of Stockholders and until their respective successors are duly elected, by the vote set forth below:

Director Class	Nominee	For	Withheld

Class A	Jan Michiel Hessels	1,188,538,391	1,938,875
Class B	Leonard Riggio	575,000,010	—
Class C	Peter Olson	575,000,010	—

               The appointment of BDO Seidman, LLP as independent certified public accountants for the Company’s fiscal year ending December 31, 2002 was ratified by the vote set forth below.

For	Against	Abstain

1,190,078,626	304,916	93,724

Item 5:	Other Information

               On August 6, 2002, the Company received notice from the Nasdaq Stock Market, Inc. (“Nasdaq”) that, for the previous 30 consecutive trading days, the price of the Company’s common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Rule”). Since then, the closing bid price of the Company’s common stock has been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, the Company has regained compliance with the Rule and the Company has received a notification from Nasdaq to that effect.

               Ewald Walgenbach was appointed as a new Class C Director of the Company in September 2002 in place of Klaus Eierhoff. Mr. Walgenbach has been the Chief Executive Officer of DirectGroup Bertelsmann since August 2002 and has been a member of the Executive Board of Bertelsmann since February 2002. From February 2002 to July 2002, Mr. Walgenbach was the Chief Operating Officer of DirectGroup Bertelsmann. From March 2000 to January 2002, Mr. Walgenbach was the Chief Operating Officer and Deputy Chief Executive Officer of RTL Group (formerly CLT-UFA) in Luxemburg. From January 1997 to February 2000, Mr. Walgenbach was the Executive Director, TV, Production and Rights Trading, and the Deputy Chief Executive Officer, of CLT-UFA in Luxemburg. Mr. Walgenbach is a member of the Special Committee, the Executive Committee and the Nominating Committee of the Company’s Board of Directors.

Item 6:	Exhibits and Reports on Form 8-K

               (a) Exhibits

               Exhibit No.

3.1 Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

3.2 Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form10-K for the year ended December 31, 2000, filed April 2, 2001)

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

               (b) No report on Form 8-K was filed by the Company during the fiscal quarter for which this report is filed.

SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc.
(Registrant)
Date: November 14, 2002
By: /s/ KEVIN M. FRAIN

Kevin M. Frain
Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATION

I, Marie J. Toulantis, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of barnesandnoble.com inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls;

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:        /s/ MARIE J. TOULANTIS

Marie J. Toulantis
Chief Executive Officer
barnesandnoble.com inc.

CERTIFICATION

I, Kevin M. Frain, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of barnesandnoble.com inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:       /s/ KEVIN M. FRAIN

Kevin M. Frain
Chief Financial Officer
barnesandnoble.com inc.