Form 10-K
period 2002-12-31
BARNESANDNOBLE COM INC
filed 2003-03-27
CIK 1069665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-26063

barnesandnoble.com inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4048787
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

76 Ninth Avenue, New York, NY (Address of Principal Executive Offices)	10011 (Zip Code)

(212) 414-6000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value per share

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 28, 2002 as reported on the NASDAQ National Market System, was approximately $45,069,772.

      Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of March 18, 2003 was 47,960,316, one and one, respectively.

      This document contains 68 pages.

Exhibit index located on pages 35-37.

PART I

Item 1.     Business

     General

      barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is its 29.4% interest in barnesandnoble.com llc (“B&N.com”), and whose sole business is acting as sole manager of B&N.com. Through direct membership interests in B&N.com and ownership of common stock in the Company, as of March 1, 2003 Barnes & Noble, Inc. (“Barnes & Noble”) owned a 38.0% economic interest in B&N.com and a 48.4% voting interest in the Company and Bertelsmann A.G. (“Bertelsmann”) owned a 36.9% economic interest in B&N.com and a 48.3% voting interest in the Company.

      B&N.com is a leading internet-based retailer of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has attracted more than 13.6 million customers in 230 countries. B&N.com’s bookstore includes the largest in-stock selection of in-print book titles with access to approximately one million titles for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

      According to Jupiter Media Metrix, in December 2002, B&N.com’s Web site was the ninth most-trafficked shopping site and was among the top 50 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as AOL, Yahoo and MSN as well as content sites have extended B&N.com’s brand and increased consumer exposure to its site. B&N.com has also established a network of remote virtual storefronts across the Internet by creating direct links with more than 176,000 affiliate Web sites.

      The Company believes that B&N.com’s relationships with Barnes & Noble, the nation’s largest bookseller, and Bertelsmann, one of the world’s largest media companies, provide B&N.com with meaningful advantages relative to other online retailers in its category, including:

•	The superior brand recognition of the Barnes & Noble trade name, which is a strong factor in attracting customers;

•	The use of Barnes & Noble’s distribution center as its primary product supplier, which enables B&N.com to offer approximately one million in-stock book titles for fast delivery, representing the largest standing inventory of any online bookseller; B&N.com is also able to benefit from the supplier relationships maintained by Barnes & Noble with every significant book publisher;

•	The use of Barnes & Noble’s book database as the primary source of bibliographic data, which enables B&N.com to provide its customers with the most authoritative and accurate book data available;

•	The enterprise value of Barnes & Noble and Bertelsmann, including Barnes & Noble’s network of 886 retail bookstores nationwide and Bertelsmann’s stature as one of the largest integrated media companies in the world, which provides significant advantages in attracting strategic partnerships;

•	Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble and Bertelsmann; and

•	Participation with Barnes & Noble to create and maintain a book buyers’ membership loyalty program, READERS’ ADVANTAGETM, which offers discounts and other benefits to members. For a $25 annual membership fee, participating customers receive 10% additional discounts at Barnes & Noble stores and 5% additional discounts at B&N.com. In addition to discounts, member benefits include sign-up premiums and member-only events.

     Industry Background

      E-Commerce. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel.

According to the January 2003 Forrester US eCommerce report, online shopping for 2002 was $78.0 billion. Online shopping is expected to reach $148.6 billion in the year 2005 (Forrester August 2002 US eCommerce report). In Jupiter Research’s November 2002 population model, the total number of U.S. households online by the end of 2002 was 66.9 million, which represents approximately 62% of U.S. households, and is expected to reach 88.9 million by 2007 representing approximately 78% of U.S. households. In addition, the percentage of U.S. households online that purchase online was 67% by the end of 2002 and is expected to increase to 92% by 2007.

      The Book Industry. The size of the U.S. consumer book market, according to Veronis Suhler & Associates, an investment banking firm specializing in, among other things, the publishing industry, was $17.8 billion in 2001, and is expected to grow to $20.5 billion by 2006. According to the National Association of College Stores, Inc., the college textbook market for the 2000 to 2001 academic year was $7.0 billion with used textbooks representing 17.1%.

      Online Shopping Forecast. Forrester Research forecasts accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of B&N.com’s focus of books, music and DVD/video, Forrester Research forecasts significant growth in online sales for all the categories. Forrester Research estimates that North American online sales of books will grow from $2.6 billion in 2002 to $6.0 billion by 2007. In addition, Forrester Research estimates online sales in 2007 for music and DVD/video to be $3.4 billion up from $2.0 billion in 2002 and $6.3 billion up from $1.9 billion in 2002, respectively.

      Products that are Well Suited for E-Commerce. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, B&N.com’s core categories, books, music and DVD/video, are popular and economical gift items. According to the December 2002 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/ Net Ratings, the books, music and DVD/video category comprised $1.9 billion in sales or 17.8 percent of U.S. online spending during the holiday 2002 season (November 2, 2002 to December 13, 2002). This represents a 23% increase in consumer spending in these categories over the same period last year.

      Broadband vs. Dial-up. Currently most households access the Internet through a dial-up connection, which requires use of a phone line and modem, with maximum speeds of 56 kbps. Broadband access does not use a phone line and has speeds up to ten times faster than dial-up connections which makes the online shopping experience much faster. An October 2002 Report by Forrester forecasts that households will increasingly migrate to the much quicker broadband for their primary access technology. After 2003, broadband growth is expected to outpace that of dial-up, leading to a slow but inevitable decline of dial-up as the primary residential connectivity technology. The report also forecasts that broadband will serve 18.8 million households in the U.S. by the end of 2002, and by 2007, more than 58 million households will subscribe to a broadband service. The Company expects the increasing utilization of broadband to have a positive impact on its sales. A May 2002 Report by Forrester reports that broadband users are 33% more likely to buy online than dial-up consumers.

     Business Strategy

      B&N.com has aggressively pursued its strategy to be an e-commerce leader in the sale of books, music and DVD/video. It is B&N.com’s goal to be recognized as the most innovative and customer-focused of e-commerce merchants, making online purchasing a simple, secure and gratifying experience that results in the highest levels of customer loyalty. B&N.com has made significant investments to achieve the highest possible levels of value and service, which it believes are reflected in the completeness of its product selection, the ease-of-use of its Web site, the price of its products and the speed of delivery it can offer its customers.

      Central to achieving these, B&N.com’s goals are to increase its customers and revenue base by:

Continually Enhancing the User Experience. B&N.com is committed to making every aspect of browsing and shopping on its Web site an easy and intuitive experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site’s performance metrics are competitive, especially with regard to page download times and the speed of all search functions. Introduced in 2002, BookBrowserTM, powered by a licensed navigation technology, allows users to easily browse millions of books in more than 400,000 categories using a host of criteria including subject, author, format, price range, award winners, recommended books, bestsellers and more. Additionally, BookBrowserTM enables users to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com also strives to make the ordering and checkout process easy, intuitive, fast and secure. In 2001 and 2002, the Company implemented a number of enhancements to both the order checkout process and to the account maintenance function. These improvements continue to assist customers in quickly completing their orders and enable them to easily modify information in their customer accounts.

Providing Rich Editorial Content. B&N.com strives to provide its users with the most accurate and authoritative online database about books and authors. B&N.com’s online database includes editorial content such as synopses, book reviews, author biographies and user reviews on more than one million titles. Included in this content are book reviews from many respected industry sources, such as The New Yorker, Publisher’s Weekly, Kirkus Reviews and the Reader’s Catalog. B&N.com’s in-house editorial experts also write and commission feature articles, columns and interviews. B&N.com offers “First Chapters”, where users can read first chapters, reading group guides, tables of contents and excerpts on selected books.

B&N.com offers online courses through Barnes & Noble University®. Each year, hundreds of online courses are offered with each course covering a specific book or text and taught by an author or expert in the field. The non-accredited course topics include a wide range of subjects from technology and computer skills to literature, writing, business, foreign language and self-help. There are free courses and, as introduced in July 2002, Premier courses which are offered for a fee. The Premier courses are available at prices which range from $14.95 to $99.95, and provide customers with a higher level of instruction and added features such as non-accredited Certificates of Completion, interactive activities and Continuing Education Units.

B&N.com introduced in 2002 a new feature “Meet the Writers”, where users are offered comprehensive information about authors such as biographical information, book recommendations, interviews and lists of current and forthcoming publications. Through the “Writer Alert” feature, users are notified by e-mail when their favorite author has published a new title.

Offering a Large Product Selection and Fast Delivery. B&N.com has access to the largest in-stock selection of in-print book titles available for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. This includes an extensive selection of English-language books in print as well as millions of out-of-print, used and rare books. B&N.com’s online databases act as a highly searchable catalogue for the full spectrum of English-language books. The Company’s distribution network ensures speedy delivery. B&N.com’s search engine and BookBrowserTM navigation engine allow consumers to search and browse through the Company’s database of approximately one million titles available for immediate delivery.

Extensive Product Offering. B&N.com is focused on becoming the best place to buy books online as well as the most authoritative source for information about books and authors. While B&N.com’s major focus is and will be selling books, the Company believes that offering complementary information products such as music, DVDs/videos and online courses is a natural extension of bookselling. B&N.com’s Music Store features hundreds of thousands of albums, as well as artist biographies, artist interviews and music reviews. The site also offers free music downloads on selected songs and “The Listening Wall”, where users can listen to song samples. B&N.com’s Video Store features tens of thousands of movie titles available in both DVD and VHS formats. Powered by the comprehensive All-

Movie Guide database, and organized into 500 genres and more than 800 sub-categories, B&N.com’s Video Store offers an extensive selection of DVD/videos. Users can also access the B&N.com Screening Room featuring over 10,000 of the newest full-length video previews. The Company’s Barnes & Noble University® offers hundreds of non-accredited online free and paid courses each year. Each online course covers a specific book or text and is taught by an author or expert in the field. The course topics include a wide range of subjects from technology and computer skills to literature, writing, business, foreign language and self-help.

In February 2002, the Company launched Barnes & Noble, Jr., featuring a wide selection of books for children of all ages. Barnes & Noble, Jr. also has extensive video and music selections. Streamlining the shopping experience, the new store features clear links between product lines and newly created age-based recommendations within each product line. The fully cross-merchandised Barnes & Noble, Jr. focuses on new releases, celebrated award winners and classics.

In June 2002, the Company introduced a Business, Technical and Professional store, which merchandises all book titles in these categories. This new feature enables customers to easily find and purchase a comprehensive selection of books especially targeted to professionals. The Business, Technical and Professional store is merchandised by a team of subject category experts in the fields of business, computers, engineering and professional science, law, education, medicine and other health-related professions. Specialized merchandising of these subjects also includes subscription newsletters in medicine, business and computers.

During the 2002 holiday season, the Company launched the Barnes & Noble.com Holiday Gift Guide. This comprehensive guide featured nearly 3,000 guaranteed in-stock products organized into hundreds of subject and interest categories including art and photography, food and wine, fiction and literature, home and garden, religion and science and nature. Also featured were special, handpicked collections, including Christmas and holiday books, coffee table books and gift books. Music and video selections included music and DVD box sets, bestsellers and holiday selections. Children and teen selections were categorized by age and included special interest collections.

Building Brand Awareness and Driving Customer Acquisition Through Online Advertising and Promotion. B&N.com will continue to invest in building its online brand through its key relationships. The Company began 2002 with 11.2 million customers and grew this base to more than 13.6 million by year-end. In its advertising and promotion initiatives, B&N.com seeks to continuously drive down the new customer acquisition cost, as well as to get customers to return to the site more frequently and to increase the size of their average purchase per visit. B&N.com has formed significant strategic marketing relations with Yahoo! (“Yahoo”), America Online (“AOL”) and Microsoft Network (“MSN”) and has established an extensive affiliate network, all designed to build brand awareness and increase customer acquisition.

Maintaining High Levels of Customer Service. The Company believes that high levels of customer service and support are crucial to retaining and expanding B&N.com’s customer base. For the fourth quarter of 2002, B&N.com received one of the top three scores in customer satisfaction of the 190 companies contained in the latest American Customer Satisfaction Index (ACSI), a quarterly survey of consumer attitudes by the University of Michigan. In addition, B&N.com’s score of 87 out of a possible 100, increased 6.1% over the prior year’s rating and 13.0% over the past three years. This represents one of the largest gains of any company in the survey. B&N.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to its customers.

     Marketing and Promotion

      Online Strategic Alliances. Since inception, B&N.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. The Company has major affiliations with the world’s three largest online shopping destinations: AOL’s proprietary service, Yahoo and MSN.

      Special Promotions. B&N.com frequently offers special value promotions to its customers. Throughout 2002, and continuing into 2003 the Company has promoted free shipping on customer orders of two or more items. This promotion, which began in July 2001, has produced an overwhelmingly positive customer response.

      Affiliate Network. In addition to securing alliances with the nation’s three highest-trafficked Internet properties, B&N.com has established an affiliate network of more than 176,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the B&N.com site.

     Technology

      B&N.com believes that it has built a leading interactive e-commerce platform, and plans to continue to invest in technologies that will enable B&N.com to offer its customers the most convenient and user-friendly online shopping experience. B&N.com has licensed existing commercial technology when available and has focused its internal development efforts on those proprietary systems necessary to provide the highest level of value and service to its customers. The overall mix of technologies and applications in use by B&N.com allows it to support a distributed, scalable and secure e-commerce environment.

      B&N.com uses Intel-based server technology in a fully redundant configuration to power its Web site, which is hosted in two locations. At these locations, B&N.com maintains computers that store its Web pages in electronic form and transmits them to requesting users. Such storage and transmittal is called hosting. B&N.com operates two hosting locations. Each of the hosting locations is “co-located” within leading edge hosting facilities that are maintained by two different hosting vendors. Either site has sufficient capacity to support the volume of traffic directed toward B&N.com during peak periods. Both hosting locations are configured with excess Internet telecommunications capacity to ensure quick response time and three separate Internet service providers are used. By maintaining redundant host locations, B&N.com has significantly reduced its exposure to downtime and service outages. Additionally, the Company believes its technology investments are scalable.

      B&N.com’s integrated systems and tools provide functionality in the following areas:

Book Database and Search Functionality. B&N.com has seamlessly incorporated the Barnes & Noble book title database into the Web site. The Barnes & Noble book database is a comprehensive synthesis of multiple sources of data and content that feeds from publishers and third party sources. B&N.com has also developed a powerful proprietary search engine. Search results can be sorted by user-defined sequences including “bestseller”, “date published”, a “Reader’s Catalog highly recommended book”, or in alphabetical sequence. In addition, in 2002 B&N.com introduced BookBrowserTM, a navigation technology that allows customers to easily browse millions of books in more than 400,000 categories. BookBrowserTM also enables customers to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com uses licensed technology to power BookBrowserTM.

e-Commerce. B&N.com has developed its e-commerce applications using the Microsoft Windows 2000 Server Architecture. B&N.com has created a set of server applications that allow customers to securely establish accounts and to store address books, credit cards and ordering preferences. A customer needs to set up an account only once and then has the ability to easily modify the components of their account setup. When the account has been established, the customer can shop the traditional “e-commerce” path by adding items to their shopping cart. Gift certificates, gift cards, gift-wrap, gift message and the ability to select from a variety of shipping methods are available options.

Order Processing. B&N.com has created a proprietary application to expedite orders into the fulfillment process. This application has real-time connectivity to B&N.com’s and Barnes & Noble’s distribution centers as well as other third party suppliers. In addition to immediately securing the inventory for customers, application logic determines the best possible choice of shipping warehouse by evaluating purchase margin, postage cost and customer delivery time.

Order Fulfillment and Customer Service. B&N.com has developed proprietary applications that enable it to receive products and assign them to customers based upon various ordering, handling and shipping criteria. B&N.com utilizes licensed technology and has also developed proprietary applications that are used for customer service.

Sales Tracking and Analysis. B&N.com licenses technology to support its affiliate program. The software provides sophisticated sales tracking for the members of the affiliate network with real time reporting and analysis tools. B&N.com has built a comprehensive data warehouse to store and analyze customer sales and online activity data.

Leveraging Technology. B&N.com invested extensively in its Web site, order processing, and fulfillment and customer service technologies through 2000. While the Company continues to invest in technology to maintain its industry-leading technological infrastructure, since 2001 a lower rate of investment has been required, providing opportunities to leverage fixed technology expenses and capital investments.

     Competition

      Both the e-commerce market and retail bookselling business are highly competitive. Following the introduction of e-commerce to the Internet, a significant number of e-commerce Web sites were launched. Despite recent failures in other areas of the e-commerce sector, the Company expects online bookselling competition to remain intense. The Company believes that the primary differentiating factors in e-commerce are brand recognition, ease of use, price, fulfillment speed, customer support, product availability, web site reliability and site content. The Company believes that B&N.com’s success will depend heavily upon its ability to provide a compelling and satisfying shopping experience. The Company believes the other factors that will affect B&N.com’s success include B&N.com’s continued ability to attract experienced marketing, technology, operations and management talent. The nature of the Internet as an electronic marketplace (which may, among other things, facilitate competitive entry and comparison-shopping) may render it inherently more competitive than traditional retailing formats. Despite the Company’s ability to gain market share, increased competitiveness among online retailers may result in reduced operating margins and a potential loss of market share.

      With respect to the sale of books, which constitutes B&N.com’s largest source of revenue, B&N.com currently competes with numerous booksellers including other Internet-based companies such as Amazon.com and traditional book retailers. With respect to the sale of music and DVD/video, B&N.com competes with numerous merchants including other Internet-based companies, such as Amazon.com and traditional retailers. B&N.com’s main online competitor, Amazon.com, has a longer online operating history and a larger existing customer base than B&N.com. B&N.com is aware that Amazon.com has and may continue to adopt aggressive pricing and marketing strategies. B&N.com is also aware of other online retailers that offer substantial discounts on products, including books, music and DVD/video, which are subsidized by advertising revenue from their Web sites. An increase in the prevalence of this type of business model could lead to additional pricing pressures on B&N.com’s products.

     Seasonality

      B&N.com experiences seasonality in its business, reflecting Internet usage fluctuations and traditional retail holiday patterns.

     Government Regulation and Legal Uncertainties

      E-commerce is rapidly changing, and federal and state regulation relating to the Internet and e-commerce is evolving. Currently there are few laws or regulations uniquely applicable to the access of the Internet or e-commerce on the Internet. Laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, taxation, content, copyrights, distribution, antitrust and quality of products and services. Additionally, the growth of e-commerce may trigger the development of stricter consumer protection laws. The adoption of such laws or regulations could reduce the rate of growth of the

Internet, which could potentially decrease the usage of B&N.com’s Web site or could otherwise have a material adverse effect on B&N.com’s business. In addition, applicability to the Internet of existing laws governing issues such as taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

      Further, several telecommunications carriers have requested that the Federal Communications Commission (“FCC”) regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested that the FCC regulate Internet service providers and online service providers and impose fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase significantly. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on B&N.com’s business, financial condition, results of operations or prospects.

     Employees

      As of February 28, 2003, B&N.com employed 990 full-time and part-time employees. B&N.com also employs independent contractors to perform duties in various departments. B&N.com’s employees are not represented by unions, and B&N.com considers its relationship with its employees to be excellent. B&N.com believes that its success is dependent on its ability to attract and retain qualified personnel in numerous areas.

     Available Information

      Our investor relations website is http://www.barnesandnoble.com/ir. We make available on this website under “Financial Documents and Annual Reports,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the U.S. Securities and Exchange Commission (“SEC”).

Item 2.     Properties

      B&N.com’s principal administrative, marketing and technical facilities are situated in New York, New York, and are covered by one lease which is for approximately 90,000 square feet of office space and expires in 2015. Additionally, we have 64,750 square feet of vacant office space that we remain obligated under a lease agreement that expires in 2006.

      Barnes & Noble leases a 300,000 square foot facility located in Dayton, New Jersey, of which B&N.com uses approximately 100,000 square feet for its fulfillment operations. This lease expires in February 2005; however, Barnes & Noble has an option to extend the lease for up to two additional successive two-year periods.

      B&N.com leases a 380,000 square foot building in Memphis, Tennessee for distribution purposes. The lease term is five years expiring January 2005.

      B&N.com leases 30,000 square feet in Secaucus, New Jersey for its customer service operations. The lease term is 10 years expiring June 2009. The lease may be renewed for one five-year period at an agreed upon prevailing fair market value rate.

      We believe that our properties are suitable and adequate for our present and anticipated near term needs.

Item 3.     Legal Proceedings

      In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company and B&N.com intend to vigorously defend this action.

      There is a class action lawsuit entitled In Re Initial Public Offering Securities Litigation pending since April 2002 in the United States District Court for the Southern District of New York (the “Action”). The Action named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC (“Fatbrain”) (a Company subsidiary) and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the SEC, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. The defendant issuers, including Fatbrain, have filed a motion to dismiss all the claims asserted in the Action. The Company intends to vigorously defend this action.

      On November 19, 2002, Half Price Books, Records, Magazine, Inc. filed a complaint against B&N.com in the United States District Court for the Northern District of Texas. The complaint alleges trademark infringement and related claims against B&N.com for its use of the term “Half Price Books” on its Web site. B&N.com has responded to the complaint denying plaintiff’s claims. The plaintiff’s motion for preliminary injunction is currently pending. B&N.com intends to vigorously defend itself against this action.

      On August 16, 2002, B&N.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill Associates for patent infringement of United States Patent Nos. 5,528,490 (the “490 Patent”), 5,761,649 and 6,029,142. On November 7, 2002, B&N.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On November 27, 2002, B&N.com joined the other defendants in filing a motion to change venue to the United States District Court for the Southern District of Indiana (“Indiana DC”), where an earlier filed case against Compuserve, one of the defendants in the Texas case, was pending involving only the 490 Patent. On January 23, 2003, the court granted the motion to transfer and the transferred case is now awaiting assignment to a judge in the Indiana DC. B&N.com intends to vigorously defend this action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Class A Common Stock is listed on the NASDAQ National Market under the symbol “BNBN” and began trading on May 25, 1999. On March 18, 2003, the Company had 1,135 shareholders of record for the Class A Common Stock. The Company’s Class A Common Stock price at the close of business on March 18, 2003 was $1.38 per share. The Company’s Class B Common Stock and Class C Common Stock, owned by Barnes & Noble and Bertelsmann, respectively, are not listed or traded on any securities exchange.

      The table below sets forth the high and low sale prices of the Company’s Class A Common Stock for the periods indicated, as reported by the NASDAQ National Market.

	High	Low

2002
First Quarter	$2.44	$1.34
Second Quarter	1.69	0.86
Third Quarter	0.99	0.43
Fourth Quarter	2.20	0.46
2001
First Quarter	2.69	1.11
Second Quarter	2.50	0.97
Third Quarter	1.65	0.80
Fourth Quarter	1.68	0.75

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

      For equity compensation plan information, see note 12 to the consolidated financial statements.

Item 6. Selected Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Financial Statements and notes thereto appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	barnesandnoble.com inc and subsidiaries
						barnesandnoble.com llc and
				(Consolidated)		its predecessor
				Proforma
	Year ended	Year ended	Year ended	Year ended	May 25, 1999	January 1, 1999	Year ended
	December 31,	December 31,	December 31,	December 31,	to December 31,	to May 24,	December 31,
	2002	2001	2000	1999(1)(2)	1999	1999(3)	1998(3)

	(thousands of dollars, except per share data)
Statement of Operations Data:
Net sales	$422,827	$404,600	$320,115	$193,730	$139,930	$53,800	$61,834
Cost of sales	327,258	313,365	261,801	159,937	117,850	42,087	47,569

Gross profit	95,569	91,235	58,314	33,793	22,080	11,713	14,265
Operating expenses:
Fulfillment and customer service	35,990	44,637	49,880	19,395	11,743	7,652	6,689
Marketing, sales and editorial	35,760	61,418	82,620	81,682	59,181	24,140	63,734
Technology and web site development	35,787	45,298	40,397	21,006	15,058	5,948	8,532
General and administrative	26,265	32,362	31,270	18,842	12,582	4,622	12,026
Depreciation and amortization	33,502	41,981	36,088	15,510	10,183	5,327	7,140
Impairments and other special charges	—	88,213	75,051	—	—	—	—
Stock-based compensation	—	—	11,740	—	—	—	—
Equity in net loss of equity investments including amortization of intangibles	3,537	28,733	30,728	—	—	—	—

Total operating expenses	170,841	342,642	357,774	156,435	108,747	47,689	98,121

Loss from operations	(75,272)	(251,407)	(299,460)	(122,642)	(86,667)	(35,976)	(83,856)
Interest income, net	1,615	7,041	23,737	20,238	18,615	1,623	708

Loss before minority interest	(73,657)	(244,366)	(275,723)	(102,404)	(68,052)	(34,353)	(83,148)
Minority interest	53,525	176,980	210,320	54,253	54,253	—	—

Net loss — historical	$(20,132)	$(67,386)	$(65,403)	(48,151)	$(13,799)	(34,353)	(83,148)

Proforma adjustment to minority interest(4)				27,534		27,534	66,518

Net loss — proforma				$(20,617)		$(6,819)	$(16,630)

Basic net loss per common share	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)	$(0.58)
Basic weighted average common shares outstanding(5)	43,790	43,787	32,386	28,778	28,797	28,750	28,750
Diluted net loss per share(5)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)	$(0.58)
Balance Sheet Data:
Cash and cash equivalents	$70,144	$105,125	$179,609	$247,403			$96,940
Long term marketable securities	—	—	5,000	71,852			—
Working capital	2,281	44,628	156,649	429,674			78,681
Total assets	209,734	287,376	528,935	679,518			202,144
Minority interest	52,305	105,845	282,804	482,896			—
Equity	22,641	42,758	110,144	120,682			169,149

(1)	Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company’s initial public offering on May 25, 1999.

(2)	The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company’s Initial Public Offering occurred at the beginning of the respective periods.

(3)	Includes the historical results of barnesandnoble.com llc and its predecessor.

(4)	Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5)	For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company’s Initial Public Offering assuming they were issued at the beginning of 1998.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

      This report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may contain certain forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company’s or B&N.com’s computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, the Company’s ability to maintain strategic alliances with AOL, Yahoo and MSN, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com’s current and future investments and new product initiatives, unanticipated costs associated with B&N.com’s warehouse or the failure to successfully integrate that warehouse into B&N.com’s distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, the factors described below under “Results of Operations,” changes in tax and other governmental rules and regulations applicable to the Company or B&N.com, the successful imposition by state tax authorities of sales or use taxes on products sold by B&N.com to customers in such states, and other factors that may be outside of the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed by the Company with the SEC.

     Overview

      The Company is a holding company whose sole asset is its 29.4% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and is currently ranked the ninth most-trafficked shopping site, based on the Jupiter Media Metrix December 2002 report.

      B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 13.6 million customers in 230 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

      The results of operations discussed hereafter include the results of the Company and B&N.com for the years ended December 31, 2002, 2001 and 2000. 2000 results include Fatbrain from November 16, 2000 through December 31, 2000 only. In view of the rapidly changing nature of B&N.com’s business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

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

      Revenue Recognition. The Company’s product sales, including outbound shipping and handling charges, are recognized, net of estimated returns and discounts, at the time the products are shipped to customers. Commissions received on sales of magazine subscriptions were recorded at the net amount earned as the Company was acting as an agent in such transactions. The Company continuously monitors and tracks product returns and records a provision for the estimated amount of future returns, based on historical experience. While returns have historically been within the Company’s expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same return rates that it has in the past. Any significant increase in product return rates could have a material adverse impact on the Company’s operating results for the period or periods in which such returns materialize.

      Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets and goodwill. At December 31, 2002, the Company had $58.9 million of fixed assets, net of accumulated depreciation, and $13.8 million of net goodwill, accounting for approximately 34.7% of the Company’s total assets. B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by the Financial Accounting Standards Board (“FASB”), Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which the Company implemented in 2002, the Company completed its annual impairment test on the goodwill as of November 30, 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. In 2001 and 2000, the Company recorded an impairment of $88.2 million and $75.1 million, respectively.

     Results of Operations

     Net Sales

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Net sales	$422,827	4.5%	$404,600	26.4%	$320,115

      Net sales are comprised of sales of books, music, DVD/video and online courses including outbound shipping and handling charges, net of returns and discounts. In 2002 sales increased 4.5% to $422.8 million from $404.6 million in the previous year as a result of incremental units sold to new customers as well as repeat purchases from B&N.com’s existing customer base. The 26.4% increase in net sales for 2001 was primarily due to the inclusion of Fatbrain for a full year, the increase in units sold due to the growth of B&N.com’s customer base and repeat purchases from B&N.com’s existing customers. International sales represented 4.1%, 5.2% and 6.4% of net sales for the years ended December 31, 2002, 2001 and 2000, respectively. The Company expects net sales to range between $430 million and $470 million for the year ended December 31, 2003.

     Gross Profit

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Gross profit	$95,569	4.8%	$91,235	56.5%	$58,314
Gross margin	22.6%		22.5%		18.2%

      Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. In 2002 gross profit increased to $95.6 million from $91.2 million as a result of the Company’s 4.5% increase in net sales. The gross margin for 2002 was 22.6% as compared with 22.5% for 2001. The Company’s gross margin improved due to an increase in internal fulfillment which was offset by the full year impact of the Company’s “free shipping” promotion, which began in July 2001, and resulted in a reduction to shipping revenue as a percentage of net sales. Gross profit increased in 2001 to $91.2 million from $58.3 million the previous year and gross margin increased to 22.5% from 18.2%, respectively. The improvements in gross profit and gross margin for 2001 were the result of increased utilization of distribution centers, which enabled the Company to reduce purchases from more expensive wholesale book distributors, as well as a substantial reduction in promotional discounts.

     Fulfillment and Customer Service

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Fulfillment and customer service	$35,990	(19.4)%	$44,637	(10.5)%	$49,880
Percentage of net sales	8.5%		11.0%		15.6%

      Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. During 2002 fulfillment and customer service expenses decreased 19.4% to $36.0 million from $44.6 million and improved as a percentage of net sales to 8.5% from 11.0%, respectively, as the Company maximized efficiencies from the consolidation of its operations while increasing net sales year over year. In 2001, fulfillment and customer service expenses decreased to $44.6 million or 11.0% of net sales from $49.9 million or 15.6% of net sales as a result of achieving more efficiency in operations. B&N.com anticipates that its fulfillment and customer service costs will decrease as a percentage of net sales in 2003 based on anticipated further productivity improvements and expected sales growth.

     Marketing, Sales and Editorial

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Marketing, sales and editorial	$35,760	(41.8)%	$61,418	(25.7)%	$82,620
Percentage of net sales	8.5%		15.2%		25.8%

      Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. In 2002, marketing and sales expenses decreased in absolute dollars to $35.8 million from $61.4 million, and as a percentage of net sales to 8.5% from 15.2%, due to the Company’s increased focus on more targeted and measurable marketing programs as well as the renegotiation of many of the Company’s online marketing deals at more advantageous terms. Marketing and sales expenses decreased in 2001 from $82.6 million to $61.4 million primarily due to a significant reduction in B&N.com’s advertising and promotional expenditures. In addition, the Company’s 26.4% sales increase in 2001 also contributed to the improvement in marketing, sales and editorial expenses as a percentage of net sales from 25.8% to 15.2%. The Company expects to continue to reduce these expenses as a percentage of net sales in 2003.

     Technology and Web Site Development

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Technology and web site development	$35,787	(21.0)%	$45,298	12.1%	$40,397
Percentage of net sales	8.5%		11.2%		12.6%

      Technology and web site development expenses consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. In 2002, technology and web site development expenses decreased to $35.8 million or 8.5% of net sales from $45.3 million or 11.2% of net sales, due to increased infrastructure efficiencies, the elimination of expenses associated with operating Fatbrain’s Web site, and rate reductions in many expense categories. The increase from $40.4 million to $45.3 million, in technology and web site development expenses on an absolute basis in 2001 was primarily due to additional expenses associated with operating Fatbrain’s Web site. However, as a percentage of net sales technology and web site development expenses decreased in 2001 to 11.2% from 12.6%. B&N.com expects technology and web site development expenses to decrease as a percentage of net sales in 2003.

     General and Administrative

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
General and administrative	$26,265	(18.8)%	$32,362	3.5%	$31,270
Percentage of net sales	6.2%		8.0%		9.8%

      General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses, including costs to process credit card transactions. In 2002, the decrease in general and administrative expenses, to $26.3 million or 6.2% of net sales from $32.4 million or 8.0% of net sales, was a result of the Company’s efforts to consolidate operations as well as the result of its continued effort to improve efficiency. The increase in 2001 general and administrative expenses was primarily due to an increase in credit card processing costs as a result of the sales increase.

     Depreciation and Amortization

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Depreciation and amortization	$33,502	(20.2)%	$41,981	16.3%	$36,088
Percentage of net sales	7.9%		10.4%		11.3%

      The decrease in depreciation and amortization expenses in 2002 is the result of lower capital expenditures in fiscal 2002 and 2001 as compared with fiscal 2000. In 2002 the Company no longer amortized goodwill due to the adoption of SFAS 142. Accordingly, the carrying balance of goodwill is assessed for recoverability on an annual basis. The increase in depreciation and amortization expenses in 2001 was the result of an increase in capital expenditures in 2000 related to both the physical build-out of the warehouses and related technology expenses. Capital expenditures for 2003 are expected to be within the range of $12 million to $15 million.

     Impairments and Other Special Charges

	Year Ended December 31,

	2001	% Change	2000

	(in thousands of dollars)
Impairments and other special charges	$88,213	17.5%	$75,051
Percentage of net sales	21.8%		23.4%

      In the fourth quarter of 2001, B&N.com recorded an impairment of assets and other special charges of $88.2 million ($0.56 per share assuming conversion of membership units) as a component of operating expenses. These charges are primarily related to the following:

Closure of Facilities — B&N.com consolidated administrative and functional operations by closing Fatbrain’s Santa Clara, California office. Fatbrain’s two retail stores in San Jose and Sunnyvale, California were also closed. Charges include exit costs related to the remaining term of non-cancelable lease obligations of the retail and Santa Clara facilities, related severance costs, as well as the abandonment of related fixed assets that will not be suited for future use in other remaining B&N.com facilities. Furthermore, B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell the Company’s inventory located in Reno to Barnes & Noble. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. Charges related to the Reno facility include the abandonment of fixed assets that are not suitable for use at other B&N.com facilities.

Impairment of Fixed Assets — As of December 31, 2001, B&N.com wrote-off certain fixed assets that were no longer used in operations.

Impairment of Other Non-Current Assets — B&N.com concluded that the carrying amount of certain equity investments, including Powered.com, goodwill and other investments exceeded their fair value and that the decline was other than temporary. The impairment loss was precipitated by the significant decline in the value of Internet sector entities, material changes in business models, and significant, recurring operating losses.

      The consolidation of the Fatbrain administrative and functional operations was completed in the first half of 2002, although the lease on the Santa Clara office expires in 2006. The Company’s special charges of $75.1 million ($0.51 per share assuming conversion of membership units) for the year ended December 31, 2000, were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations.

     Stock-Based Compensation

Year Ended
December 31,
2000

(in thousands of dollars)
Stock-based compensation	$11,740
Percentage of net sales	3.7%

      Stock-based compensation for the year ended December 31, 2000 is attributable to expenses incurred from a termination payment to a former Chief Executive Officer in March 2000 for the surrender and cancellation of exercisable stock options. On March 1, 2000 the Company repriced approximately five million (net of cancellations) of 16 million then outstanding options, which were originally granted at an average exercise price of $16.15, to a new exercise price of $8.00, the closing market price of the Company’s stock as of March 1, 2000. Based on current accounting pronouncements, the Company is accounting for the repriced options as if they were variable options and as a result has not recorded any expense due to the decrease in the Company’s stock price below the new exercise price.

     Equity in Net Loss of Equity Investments Including Amortization of Intangibles

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Equity in net loss of equity investments including amortization of intangibles	$3,537	(87.7)%	$28,733	(6.5)%	30,728
Percentage of net sales	0.8%		7.1%		9.6%

      Equity in net loss of equity investments consists of losses from the Company’s equity investments in enews, inc. (“enews”), a retailer of magazine subscriptions on the Internet. In July 2002, the Board of Directors and stockholders of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”). As of December 31, 2002, the implementation of the Liquidation Plan had been substantially completed and it is expected to be concluded by June 30, 2003. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million. Equity in net loss of equity investments decreased in 2002 in comparison with the prior year period as enews ceased operations in the fourth quarter of 2002. In addition, the 2001 period included other equity investments, which the Company no longer holds, as well as goodwill related to those investments. As of December 31, 2002, there was no remaining goodwill related to equity investments.

     Interest Income, Net

	Year Ended December 31,

	2002	% Change	2001	% Change	2000

	(in thousands of dollars)
Interest income, net	$1,615	(77.1)%	$7,041	(70.3)%	$23,737
Percentage of net sales	0.4%		1.7%		7.4%

      Interest income decreased in 2002 compared with 2001 as cash and marketable securities balances decreased due to their use as a source of funding the Company’s operations. In addition, throughout 2002 and 2001, interest rates on investments significantly decreased compared to rates earned in 2000. Currently, available cash is invested in money market funds containing highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

     Income Taxes

      The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, because of uncertainty regarding its realizability.

     Results of Operations

      The Company expects that B&N.com may experience significant fluctuations in its future quarterly operating results due to a variety of factors, many of which are outside B&N.com’s control. Factors that may adversely affect B&N.com’s quarterly operating results include: (i) B&N.com’s ability to retain existing customers, attract new customers at a steady rate and maintain customer satisfaction; (ii) B&N.com’s ability to acquire product and to manage fulfillment operations; (iii) B&N.com’s ability to maintain gross margins in its existing business and in future product lines and markets; (iv) the development, announcement, or introduction of new sites, services and products by B&N.com and its competitors; (v) price competition; (vi) B&N.com’s ability to upgrade and develop its systems and infrastructure; (vii) the level of use of the Internet and increasing consumer acceptance of the Internet for the purchase of consumer products such as those offered by B&N.com; (viii) B&N.com’s ability to attract new and qualified personnel in a timely and effective manner; (ix) the level of traffic on B&N.com’s online stores; (x) B&N.com’s ability to manage effectively its development of new business segments and markets; (xi) B&N.com’s ability to successfully manage the integration of operations and technology of acquisitions and other business combinations; (xii) technical difficulties, system downtime or Internet brownouts; (xiii) the amount and timing of operating costs and capital expenditures relating to expansion of B&N.com’s business, operations and infrastructure;

(xiv) the level of returns experienced by B&N.com; (xv) governmental regulation and taxation policies; (xvi) disruptions in service by common carriers due to strikes or otherwise; (xvii) general economic conditions including those specific to the Internet, e-commerce and book industry; (xviii) the ability to secure or continue ongoing relationships with premier online companies; and (xix) the factors described above under “Forward Looking Statements.”

     Liquidity and Capital Resources

      The Company finished 2002 with a debt-free balance sheet. At December 31, 2002, the company’s cash and cash equivalents were $70.1 million. At December 31, 2001, the Company’s cash, cash equivalents and short-term marketable securities were $115.3 million, compared with $212.3 million on December 31, 2000. In addition, at December 31, 2002 and 2001 the Company had no long-term marketable securities, compared with $5.0 million in long-term marketable securities at December 31, 2000.

      Net cash flows used in operating activities were $39.6 million, $85.2 million and $168.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash used in 2002 was due to a net loss of $20.1 million after minority interest decrease of $53.5 million. Additionally, accrued liabilities decreased $20.1 million and prepaid expenses and other current assets increased $0.1 million. This was offset by depreciation and amortization of $33.3 million, an increase in payable to affiliates of $4.7 million, a decrease in receivables of $1.1 million, a decrease in merchandise inventories of $0.3 million, equity in net loss of equity investments including amortization of intangibles of $3.5 million and accounts payable increase of $11.4 million. Cash used in 2001 was due to a net loss of $67.4 million after minority interest decrease of $177.0 million. Additionally, accounts payable decreased $14.4 million, accrued liabilities decreased $13.9 million and merchandise inventories increased $0.3 million. This was offset by depreciation and amortization of $42.0 million, an increase in payable to affiliates of $16.4 million, a decrease in receivables of $10.4 million, a decrease in prepaid expenses and other current assets of $2.0 million, impairment and special charges of $88.2 million and equity in net loss of equity investments including amortization of intangibles of $28.7 million. Cash used in 2000 was primarily attributable to a net loss of $65.4 million after minority interest decrease of $210.3 million. In addition, receivables increased $4.4 million, prepaid expenses and other current assets increased $7.8 million, accounts payable decreased $10.3 million and merchandise inventories increased $37.9 million. This was offset by depreciation and amortization of $36.1 million, an increase in payable to affiliates of $10.0 million, an increase in accrued liabilities of $15.8 million, impairment and special charges of $75.1 million and equity in net loss of equity investments including amortization of intangibles of $30.7 million.

      Net cash flows from investing activities were $4.6 million for the year ended December 31, 2002, due to a $10.1 million redemption of marketable securities, a decrease in acquisition and investments of businesses, net of cash acquired of $0.8 million and a decrease in other non-current assets of $0.1 million; offset by purchases of fixed assets of $6.4 million. Net cash flows from investing activities were $10.8 million for the year ended December 31, 2001, due to a $27.6 million redemption of marketable securities; offset by purchases of fixed assets of $10.5 million, an increase in acquisition and investments of businesses, net of cash acquired of $4.4 million and an increase of $1.9 million in other non-current assets. Net cash flows from investing activities were $94.9 million for the year ended December 31, 2000, due to a $264.8 million decrease in marketable securities; offset by purchases of fixed assets of $103.7 million, an increase in acquisition and investments of businesses, net of cash acquired of $65.7 million and an increase in other non-current assets of $0.4 million.

      Net cash flows from financing activities in 2000 were $5.8 million due to proceeds from the exercise of stock options. There were no cash flows from financing activities in 2001.

      At December 31, 2002, the Company’s principal sources of liquidity consisted of $70.1 million of cash and cash equivalents. At December 31, 2001, the Company’s cash and cash equivalents totaled $105.1 million and $10.1 million in short-term marketable securities. At December 31, 2000 the Company’s principal sources of liquidity consisted of $179.6 million of cash and cash equivalents and $32.7 million of short-term marketable securities. Long-term marketable securities totaled $5 million as of December 31, 2000. As of

December 31, 2002 the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company expects to gain leverage on previous investments in capital associated with operations, infrastructure and personnel. The Company has pledged a portion of its cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At December 31, 2002, the total amount of collateral pledged under these agreements was $4.2 million. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

      The Company believes that current cash and cash equivalent balances will be sufficient to meet its anticipated cash needs for at least 12 months. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. If current cash and short-term investments in addition to cash generated from operations are insufficient to satisfy the Company’s liquidity requirements, the Company may seek to sell additional equity or debt securities or to obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company’s stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all. In addition, the Company will, from time to time, consider the acquisition of or investment in complementary businesses, products and technologies, which might increase the Company’s capital requirements or cause the Company to issue additional equity or debt securities.

     Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS 146 will not have a material effect on the Company.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123 “Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into the footnotes to the Company’s financial statements included herein.

      In November 2002, the EITF reached a consensus on Issue 02-16, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. This standard is effective for arrangements entered into after December 31, 2002. Implementation of this standard will not have a material effect on the Company.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“Interpretation 45”). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no obligations regarding Interpretation 45.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities” (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and applies immediately to any variable interest entities created after January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company previously invested in enews and MightyWords primarily for strategic purposes. Such investments had been accounted for under the equity method as they gave the Company the ability to exercise significant influence, but not control, over the investees. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of December 31, 2002, the implementation of the Liquidation Plan had been substantially completed and it is expected to be concluded by June 30, 2003. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million. In December 2001 B&N.com considered the MightyWords investment impaired as the MightyWords Board of Directors had voted to dissolve the company and distribute the remaining cash back to investors after obligations of the company were met. B&N.com recorded an impairment charge of $9.2 million related to equity method and other investments in December 2001. As of December 31, 2002, the Company had no remaining investments accounted for under the equity method.

      B&N.com invests certain of its excess cash in money market funds consisting of debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature in periods greater than one year. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The value of the Company’s marketable securities is subject to market price volatility. As of December 31, 2002, the Company’s cash and cash equivalents totaled approximately $70.1 million.

Item 8.     Financial Statements and Supplementary Data

      See Exhibit (a)(1).

Item 9.     Changes in and Disagreements With Accountants on Accounting and Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

Name	Age	Position

Leonard Riggio(1)(4)	62	Chairman of the Board
Stephen Riggio(1)(5)	48	Vice Chairman
Marie J. Toulantis	48	Chief Executive Officer
Kevin M. Frain	41	Chief Financial Officer and Vice President, Operations
David C. Willen	47	Chief Technology Officer
David Gitow	42	Vice President, Chief Marketing Officer
Daniel A. Blackman	40	Vice President and General Manager, Books, Music & Video
Michael N. Rosen(1)	62	Secretary and Director
Jan Michiel Hessels(3)	60	Director
Patricia Higgins(6)	52	Director
Peter Olson(2)(5)	52	Director
William F. Reilly(3)	64	Director
Ewald Walgenbach(2)(4)	44	Director
Markus Wilhelm(2)	45	Director

(1)	Class B Director.

(2)	Class C Director.

(3)	Class A Director and member of the Audit Committee and the Compensation Committee.

(4)	Member of the Special Committee, the Executive Committee and the Nominating Committee.

(5)	Member of the Executive Committee.

(6)	Class A Director and a member of the Audit Committee.

      Mr. Leonard Riggio, a Class B Director, has been Chairman of the Board of the Company and B&N.com since inception. Mr. Riggio has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986, and was Chief Executive Officer of Barnes & Noble from inception through February 2002. Since 1965 Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Bookstores, Inc. (“B&N College”), one of the nation’s largest operators of college bookstores. Since 1985, Mr. Riggio has been the Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc. (“MBS”), one of the nation’s largest wholesalers of college textbooks. Mr. Riggio is also a director of GameStop Corp. (“GameStop”), a majority-owned subsidiary of Barnes & Noble. Mr. Leonard Riggio is the brother of Mr. Stephen Riggio.

      Mr. Stephen Riggio, a Class B Director, has been a director of the Company and B&N.com since inception and Vice Chairman since January 2000. From January 2000 to February 2002, Mr. Riggio was also Acting Chief Executive Officer of the Company and B&N.com, a position he previously held at B&N.com from inception to December 1998. From February 2002 to the present Mr. Riggio has been Chief Executive

Officer of Barnes & Noble. Mr. Riggio has been Vice Chairman of Barnes & Noble since December 1997 and a director of Barnes & Noble since April 1997. Mr. Riggio is also a director of iUniverse, The National Book Foundation, The National Down’s Syndrome Society and The Association for the Help of Retarded Children. Mr. Stephen Riggio is the brother of Mr. Leonard Riggio.

      Ms. Marie J. Toulantis has been Chief Executive Officer of the Company and B&N.com since February 2002. Ms. Toulantis was President and Chief Operating Officer of the Company and B&N.com from May 2001 through February 2002. Prior to that, Ms. Toulantis was Chief Financial Officer of the Company and B&N.com from May 1999 through May 2001. From March 1999 through May 1999 Ms. Toulantis was Chief Financial Officer of Barnes & Noble and from July 1997 through May 1999 Ms. Toulantis was Executive Vice President, Finance of Barnes & Noble.

      Mr. Kevin M. Frain has been Chief Financial Officer and Vice President, Operations of the Company and B&N.com since February 2002. Mr. Frain is responsible for all of the finance, distribution, order fulfillment and customer service functions. From May 2001 through February 2002, Mr. Frain was Vice President, Finance of the Company and B&N.com. Prior to that Mr. Frain was the Treasurer of the Company and B&N.com from April 2000 to May 2001. From January 1999 to April 2000, Mr. Frain was Director of Finance of the Company & B&N.com. From December 1996 to January 1999, Mr. Frain was Finance Manager for Barnes & Noble.

      Mr. David C. Willen has been Chief Technology Officer of the Company and B&N.com since May 2002. Mr. Willen is responsible for all aspects of systems and technology. Mr. Willen was Chief Software Architect of the Company and B&N.com from October 2001 through May 2002. Mr. Willen was Chief Technology Officer of TheStreet.com, a multimedia provider of financial commentary, analysis and news, from January 2000 to October 2001. Mr. Willen developed technology solutions for Bloomberg, L.P. from January 1999 to January 2000. Mr. Willen was Vice President, Software Development at Sixdegrees.com from April 1998 to December 1998. Mr. Willen held various technology positions with Dun and Bradstreet from June 1990 to April 1998.

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

      Mr. Daniel A. Blackman has been Vice President and General Manager, Books, Music & Video of the Company and B&N.com since July 2002. Mr. Blackman is responsible for merchandising of consumer books, music and DVD/video products. From October 2001 to July 2002, Mr. Blackman was Vice President, Books, Music & Video of the Company and B&N.com. From February 2000 to October 2001, Mr. Blackman was Vice President, Music, Video & Software of the Company and B&N.com. From July 1998 to February 2000, Mr. Blackman was Director of Music & Video of the Company and B&N.com. Mr. Blackman was Director of Internet Development for HarperCollins Publishers from June 1996 to July 1998.

      Mr. Michael N. Rosen, a Class B Director, has been Secretary and a director of the Company and B&N.com since inception. Mr. Rosen has been the Chairman of the New York office of Bryan Cave LLP since their July 2002 combination with Robinson Silverman Pearce Aronsohn and Berman LLP (“Robinson Silverman”), counsel to the Company and B&N.com. Prior to that, Mr. Rosen was Chairman of Robinson Silverman for more than the past five years. Mr. Rosen is also a director of Barnes & Noble, B&N College, MBS and GameStop.

      Mr. Jan Michiel Hessels, a Class A Director, has been a director of the Company since August 1999. Mr. Hessels was the Chief Executive Officer of Royal Vendex KBB N.V. (“Vendex”) from 1990 until June 2000. Vendex is a multi-billion dollar Netherlands-based corporation with international retailing operations. Mr. Hessels is also a director of Schiphol Airport, Royal Vopak N.V., Royal Philips Electronics N.V., Euronext N.V., Fortis N.V. and Heineken N.V.

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

      Mr. Peter Olson, a Class C Director, has been a director of the Company since August 2002. Since July 1998, Mr. Olson has been Chairman and Chief Executive Officer of Random House, the book division of Bertelsmann A.G. and the world’s largest publisher of general interest books. Prior to that, Mr. Olson was the Chairman of the Bertelsmann Book Group North America from 1994 to July 1998.

      Mr. William F. Reilly, a Class A Director, has been a director of the Company since August 1999. Mr. Reilly founded and is Chief Executive Officer of Aurelian Communications (“Aurelian”), a special interest publisher, in February 2002. Mr. Reilly served as Chairman and Chief Executive Officer of Primedia Inc., a specialty media company, from February 1990 to 1999. Mr. Reilly is a member of the Board of Directors of FMC Corporation. Mr. Reilly serves on the Board of Trustees of the University of Notre Dame.

      Mr. Ewald Walgenbach, a Class C Director, has been a director of the Company since September 2002. Mr. Walgenbach has been the Chief Executive Officer of DirectGroup Bertelsmann since August 2002 and has been a member of the Executive Board of Bertelsmann since February 2002. From February 2002 to July 2002, Mr. Walgenbach was the Chief Operating Officer of the Bertelsmann Group. From March 2000 to January 2002, Mr. Walgenbach was the Chief Operating Officer and Deputy Chief Executive Officer of RTL Group (formerly CLT-UFA) in Luxemburg. From January 1997 to February 2000, Mr. Walgenbach was the Executive Director, TV, Production and Rights Trading, and the Deputy Chief Executive Officer, of CLT-UFA in Luxemburg.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2002 its officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements, except that Peter Olson, a director of the Company, filed a late Form 3.

Item 11.     Executive Compensation

      The salaries and other compensation (other than long-term compensation) of the executive officers of the Company are paid by B&N.com. The following table summarizes the compensation paid or accrued by the Company and B&N.com for the year ended December 31, 2002 for the services rendered to the Company and B&N.com, to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “Named Executive Officers”). Leonard Riggio, the Company’s Chairman and Stephen

Riggio, the Company’s Vice Chairman, receive no salary or other cash compensation from the Company or B&N.com.

Summary Compensation Table

				Long-term
				Compensation

		Annual Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation(1)

Marie J. Toulantis	2002	$485,577	$325,000	500,000	$8,288
Chief Executive Officer	2001	350,000	113,750	2,000,000	7,088
	2000	350,000	—	900,000 (2)	4,609
David C. Willen	2002	261,538	94,875	350,000	283
Chief Technology Officer	2001	41,538	80,000	—	—
Kevin M. Frain	2002	212,981	87,625	300,000	8,243
Chief Financial Officer and Vice	2001	167,308	41,875	75,000	6,992
President, Operations	2000	143,462	—	62,000 (2)	5,094
David Gitow	2002	212,500	70,200	—	94,281 (3)
Vice President, Chief Marketing	2001	41,538	—	200,000	38
Officer
Daniel A. Blackman	2002	210,000	87,625	200,000	8,082
Vice President and General Manager,	2001	181,354	26,250	100,000	7,008
Books, Music & Video	2000	179,800	—	57,250 (2)	5,536

(1)	Except as otherwise indicated in Note 3 below, these amounts represent payments made by the Company for life insurance premiums and for contributions to the respective Named Executive Officers’ accounts under the Company’s 401(k) Savings Plan.

(2)	Each of the listed options for the year ended December 31, 2000 constitute repriced options, except for options for 27,000 shares granted to Kevin M. Frain and 11,500 granted to Daniel A. Blackman.

(3)	$87,750 represents contractual forgiveness of a loan.

Option Grants in 2002

      The following table sets forth certain information with respect to stock grants to the Named Executive Officers during the year ended December 31, 2002.

Option Grants in Last Fiscal Year

	Individual Grants(1)
					Potential Realizable
		% of Total			Value at Assumed Annual
	Number of	Options			Rates of Stock Price
	Securities	Granted to			Appreciation for Option
	Underlying	Employees	Exercise		Term(2)
	Options	in Fiscal	Price per	Expiration
Name	Granted	Year	Share	Date	5.0%	10.0%

Marie J. Toulantis	500,000	13.75%	$1.15	10/30/12	$361,614	$916,402
David C. Willen	150,000	4.12	1.55	12/31/11	145,926	369,804
	200,000	5.50	1.26	05/29/12	158,481	401,623
Kevin M. Frain	300,000	8.25	1.13	05/08/12	213,195	540,279
David Gitow	—	—	—	—	—	—
Daniel A. Blackman	200,000	5.50	1.26	05/29/12	158,481	401,623

(1)	All options were granted with an exercise price equal to or above the fair market value of the Common Stock at the date of grant.

(2)	In accordance with the rules of the SEC, the amounts shown on this table reflect hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5.0% and 10.0%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

Options Exercised in 2002 and Fiscal Year-End Option Values

      The following table sets forth certain information with respect to the value of options held by the Named Executive Officers at December 31, 2002. No options were exercised during 2002 by any of the Named Executive Officers.

Aggregated Option Exercises in 2002 and Fiscal Year-End Option Values

	Number of Securities		Value of Unexercised In-the-
	Underlying Unexercised		Money Options at
	Options at December 31, 2002		December 31, 2002(1)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Marie J. Toulantis	1,731,250	1,668,750	$—	$—
David C. Willen	—	350,000	—	—
Kevin M. Frain	77,249	359,751	—	6,000
David Gitow	50,000	150,000	17,500	52,500
Daniel A. Blackman	113,312	273,438	6,563	10,938

(1)	Based on the closing price of the Class A Common Stock on December 31, 2002 ($1.15 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

     Deferred Compensation Plan

      B&N.com’s Deferred Compensation Plan is a non-qualified plan, eligibility for which is limited to “Eligible Executives,” who include: (i) the Company’s employees who became B&N.com employees on November 1, 1998 and were eligible to participate in the Barnes & Noble deferred compensation plan on October 31, 1998; and (ii) the Company’s employees whose base salary for a calendar year exceeds $130,000. An Eligible Executive may elect in each year he or she is an Eligible Executive to defer no less than $5,000 and no more than 50% of his or her base salary to a Deferral Account. The Deferral Account of each Eligible Executive who elects to participate in the Deferred Compensation Plan (a “Participant”) is credited or debited with investment earnings or losses based upon the performance of the investment fund or index selected by the Participant from among alternatives selected by an Administrative Committee appointed by the Compensation Committee of the Board of Directors.

      A participant is entitled to a distribution of his or her Deferral Account upon retirement or following termination of employment, as elected by the Participant, but no later than the beginning of the year in which the Participant would attain age 70 1/2. A Participant may elect whether to receive the distribution in a lump sum or, at retirement, in annual installments over not more than fifteen (15) years.

      Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com’s general assets to the extent not paid by a grantor trust that the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.

     Defined Contribution Plan

      B&N.com is a participating employer in a defined contribution plan (the “Savings Plan”), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 25%, not to exceed limits specified in the Internal Revenue Code, of their current gross cash compensation on a pre-tax basis. B&N.com’s contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction.

     Compensation of Directors

      All directors at the time of the Company’s Initial Public Offering of Class A Common Stock (the “Offering”) other than Leonard Riggio and Stephen Riggio received options to purchase 40,000 shares of Class A Common Stock at a per share exercise price equal to the per share Offering price. Such options vest in four equal annual installments on the first through fourth anniversary of the completion of the Offering. Directors taking office after the Offering received options to purchase 40,000 shares of Class A Common Stock at an exercise price equal to the market price on such date, with such options vesting in four equal annual installments on the first through fourth anniversaries of the date of grant. Directors who are not employees of the Company, B&N.com, Barnes & Noble or Bertelsmann receive an annual fee of $40,000 plus a fee of $2,500 for each committee meeting attended. In addition, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company or B&N.com do not receive additional compensation for their services as directors.

     Incentive Plan

      General. The Company’s 1999 Incentive Plan (the “Incentive Plan”) provides that options to acquire shares of Class A Common Stock (“Shares”) may be granted to key officers, employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates as shall be selected from time to time by a committee not fewer than two directors of the Company, as designated by the Board of Directors. The purpose of the Incentive Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and B&N.com who will contribute to the Company’s success and to achieve long-term objectives that will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. Awards under the Incentive Plan may take the form of stock options (“Options”), including corresponding share appreciation rights (“SARs”) and reload options, restricted stock awards and stock purchase awards.

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

      Options. “Incentive Stock Options” meeting requirements of Section 422 of the Code, and “Nonqualified Stock Options” that do not meet such requirements are both available for grant under the Incentive Plan. The term of each Option is determined by the Compensation Committee, but no Option can be exercisable prior to six months from the date of grant or more than 10 years after the date of grant (except in the case of Options that are not Nonqualified Stock Options, where the Compensation Committee can specify a longer period). Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Compensation Committee. In general, the exercise price for Incentive Stock Options must be at least equal to 100% of the fair market value of the Shares on the date of grant and the exercise price for Nonqualified Stock Options will be determined by the Compensation Committee at the time of the grant. The exercise price can be paid in cash, or if approved by the Compensation Committee, by delivery of a promissory note or tendering Shares owned by the participant. Options are not transferable except by will or the laws of descent and distribution and may generally be exercised only by the participant (or his or her guardian or legal representative) during his or her lifetime, provided, however, the Nonqualified Stock Options may, under certain circumstances, be transferable to family members and trust for the benefit of the participant or his or her family members.

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

      Reload Options. The Compensation Committee may grant, concurrently with the award of any Option (an “Underlying Option”), a reload option (a “Reload Option”) to such participant to purchase for cash or Shares a number of Shares equal to the number of Shares delivered by the participant to the Company to exercise the Underlying Option and, to the extent authorized by the Compensation Committee, the number of shares used to satisfy tax withholding obligations. Although an Underlying Option may be an Incentive Stock Option, a Reload Option is not intended to qualify as an Incentive Stock Option. A Reload Option has the same expiration date as the Underlying Option and an exercise price equal to the fair market value of the Shares on the date of the Reload Option. A Reload Option is exercisable six months from the date of grant. A Reload Option permits a participant to retain the potential Share appreciation in the number of already-owned Shares that are used to exercise an Underlying Option. Retention of such potential appreciation is accompanied by granting options for the number of Shares used to pay the exercise price of the Underlying Option or the related tax-withholding obligation. In this way, Reload Options provide a participant with the opportunity to build up ownership of Shares covered by an Underlying Option earlier during the Option term than through a single exercise at or near the end of the Option term.

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

      The Committee may amend or alter the terms of awards under the Incentive Plan, including to provide for the forgiveness in whole or in part of stock purchase loans, the release of the Shares securing such loans or the termination or modifications of the vesting or performance provisions of the grants of restricted Shares, but no such action shall in any way impair the rights of a participant under any award, without such participant’s consent.

     Employees’ Retirement Plan

      As of June 30, 2000, substantially all employees of the Company were covered under the Company’s Employees’ Retirement Plan (the “Retirement Plan”). The Retirement Plan is a defined benefit pension plan. As of July 1, 2000, the Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at June 30, 2000 and the Retirement Plan will continue to hold assets and pay benefits. The amendment was treated as a curtailment in fiscal 2000.

      A participant’s annual benefit was determined for an employee, including an officer, generally as (i) 0.7% of the participant’s average annual pay as determined in accordance with the Retirement Plan up to Social Security-covered compensation, multiplied by the participant’s years of credited service, plus (ii) 1.3% of the participant’s average annual pay as determined in accordance with the Retirement Plan in excess of Social Security-covered compensation, multiplied by the participant’s years of credited service. A participant’s maximum benefit is limited pursuant to Section 415 of the Internal Revenue Code of 1986, as amended (the “Code”) to $130,000 for 1999, indexed annually. Compensation recognized was limited to $170,000 in 2000.

      Credited years of service under the Retirement Plan as of June 30, 2000 for the Named Executive Officers are: Marie J. Toulantis — 2, David C. Willen — 0, Kevin M. Frain — 2, David Gitow — 0 and Daniel A. Blackman — 3.

      The following table illustrates the maximum annual amounts payable at age 65 under the Retirement Plan, based on various levels of highest average annual salary and years of credited service:

	Years of Credited Service

Assumed Highest Average Salary	15	20	25	30	35

$100,000	$16,260	$21,680	$27,100	$32,520	$37,940
$125,000	21,135	28,180	35,225	42,270	49,315
$150,000	26,010	34,680	43,350	52,020	60,690
$170,000 and above(1)	29,910	39,880	49,850	59,820	69,790

(1)	The benefits shown corresponding to this compensation reflect the compensation limit under Section 401 (a)(17) of the Code. A participant’s compensation in excess of $150,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1994 through 1996; a participant’s compensation in excess of $160,000 (as adjusted to reflect cost-of-living increases) is disregarded for purposes of determining highest average earnings in plan years beginning in 1997 through 1999 and $170,000 in plan years beginning in 2000. Benefits accrued as of the last day of the plan year beginning in 1993 on the basis of compensation in excess of $150,000 are preserved.

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

      The Compensation Committee reviews and approves the Company’s executive compensation program each year. This includes a comparison of the Company’s executive compensation, corporate performance, stock performance and total return to the stockholders with that of peer companies, including other e-commerce companies. In addition, the Compensation Committee considers and reviews the full compensation package afforded by the Company to its executive officers, including pension, insurance and other benefits.

      The key elements of the Company’s executive compensation package consist of base salary, bonus and stock options. The Company’s policies with respect to each of these elements are discussed below. The Compensation Committee makes its determinations after receiving and considering the recommendations of the Company’s Chairman.

      Base Salaries. An executive officer’s base salary is determined primarily on the basis of the executive officer’s responsibility, qualification, experience and the competitive marketplace for executive talent. The base salary is intended to be competitive with base salaries paid to executive officers with comparable qualifications, experience and responsibilities at peer companies.

      Performance Bonus. The Company’s management is eligible for a performance bonus that is based on both the Company’s performance and the individual’s performance and is contingent on achieving certain pre-determined targets.

      Stock Options. Stockholder grants to executive officers promote success by aligning employee financial interests with long-term stockholder value. Additionally, long-term awards offer executive officers an incentive for the achievement of superior performance over time and foster the retention of key management personnel. Annual stock option grants are determined based on various subjective factors, primarily related to the individual’s performance and potential to improve stockholder value.

      Chief Executive Officer Compensation. The compensation of the Company’s Chief Executive Officer is determined pursuant to the principles noted above. Specific consideration is given to the Chief Executive Officer’s responsibilities and experience in the industry and the compensation package awarded to chief executive officers of peer companies.

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
William F. Reilly
Jan Michiel Hessels

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

     Performance Graph

      The graph set forth below compares cumulative total return on the Common Stock of the Company with the cumulative total return of the NASDAQ Stock Market Index, the NASDAQ Retail Trade Index and the JP Morgan H&Q Internet 100 Index, resulting from an initial assumed investment of $100 in each for the period beginning on the date of the Company’s Offering of the Common Stock on May 25, 1999 and the years ending December 31, 1999, 2000, 2001 and 2002.

		Nasdaq	Nasdaq	JP Morgan
	barnesandnoble.com inc.	Stock Market	Retail Trade	H&Q Internet 100

05/25/99	100.00	100.00	100.00	100.00
12/31/99	78.82	171.40	96.82	181.07
12/31/00	7.29	103.19	59.43	69.67
12/31/01	8.56	81.86	82.15	44.83
12/31/02	6.39	56.59	69.82	N/A

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership of Shares

      The Company has three classes of Common Stock, par value $0.001 per share (the “Common Stock”). Each holder of the Company’s Class A Common Stock is entitled to one vote per share. Each holder of the

Company’s Class B Common Stock or Class C Common Stock (collectively “High Vote Stock”) is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of shares of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder, divided by (ii) the aggregate number of shares of High Vote Stock owned by such holder. Barnes & Noble is the beneficial owner of all of the Company’s outstanding Class B Common Stock and Bertelsmann is the beneficial owner of all of the Company’s outstanding Class C Common Stock.

      The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 1, 2003 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Class A Common Stock; (ii) each of the Company’s directors; (iii) the executive officers named in the Summary Compensation Table contained in “Executive Compensation” below; and (iv) all current executive officers and directors as a group.

	Number of		Percentage of
	Shares		Class A		Percentage of
	Beneficially		Common		Voting
Name and Address of Beneficial Owner	Owned(1)		Stock(2)		Power(2)(3)

Barnes & Noble, Inc. 122 Fifth Avenue New York, NY 10011	60,378,001	(4)	38.0	%(4)(5)	48.4	%(4)(5)
Bertelsmann AG
Carl-Bertelsmann-Strasse 270
3331 Gütersloh, Germany	58,531,501	(4)	36.9	(4)(5)	48.3	(4)(5)
Leonard Riggio	2,014,437	(6)	4.6		*
Stephen Riggio	3,580,000	(7)	7.6		*
Marie J. Toulantis	3,318,000	(8)	7.1		*
David C. Willen	38,000	(9)	*		*
Kevin M. Frain	125,812	(10)	*		*
David Gitow	51,500	(11)	*		*
Daniel A. Blackman	145,500	(10)	*		*
Michael N. Rosen	90,000	(12)	*		*
Jan Michiel Hessels	30,000	(10)	*		*
Patricia Higgins	20,000	(10)	*		*
Peter Olson	—		—		—
William F. Reilly	80,000	(12)	*		*
Ewald Walgenbach	1,600		*		*
Markus Wilhelm	60,000	(12)	*		*
All current executive officers and directors as a group (14 persons)	9,554,849	(13)	18.9		*

*	Represents less than 1%.

(1)	Except as indicated in the notes below, shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days after March 1, 2003 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Excludes 4,158,088 shares issued to B&N.com in connection with the merger with Fatbrain.

(3)	Represents the percentage of voting power resulting from the effect of all outstanding High Vote Stock, assuming no conversion of that stock into Class A Common Stock.

(4)	Represents shares of High Vote Stock that are convertible into, and Membership Units that are exchangeable for, shares of Class A Common Stock on a one-for-one-basis at any time at the option of the holder thereof, together with 2,878,000 shares and 1,031,500 shares of Class A Common Stock beneficially owned by Barnes & Noble and Bertelsmann, respectively.

(5)	The percentage of Barnes & Noble is calculated after giving effect to the Class A Common Stock beneficially owned by each of Barnes & Noble and Bertelsmann. The percentage of Bertelsmann is calculated after giving effect to the Class A Common Stock beneficially owned by each of Barnes & Noble and Bertelsmann. Calculated without such effect, the percentage interest beneficially owned by Barnes & Noble would be 59.6% and Bertelsmann would be 57.8% and the percentage of voting power beneficially owned by each of Barnes & Noble and Bertelsmann would be 93.4% and 93.1%, respectively.

(6)	Includes 600,000 shares each owned by B&N College and MBS. Does not include 60,378,001 shares of Class A Common Stock beneficially owned by Barnes & Noble. Mr. Riggio is Barnes & Noble’s Chairman of the Board and principal stockholder. Accordingly, he could be considered to beneficially own the shares owned by Barnes & Noble. Mr. Riggio disclaims any beneficial ownership of such shares.

(7)	Includes options granted by the Company to purchase 3,380,000 shares of Class A Common Stock.

(8)	Includes options granted by the Company to purchase 2,900,000 shares of Class A Common Stock.

(9)	Includes options granted by the Company to purchase 37,500 shares of Class A Common Stock.

(10)	All of these shares are issuable upon the exercise of options granted by the Company.

(11)	Includes options granted by the Company to purchase 50,000 shares of Class A Common Stock.

(12)	Includes options granted by the Company to purchase 30,000 shares of Class A Common Stock.

(13)	Includes options granted by the Company to purchase 6,778,812 shares of Class A Common Stock.

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

      B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $106,167, $126,217 and $107,167 from Barnes & Noble representing 34%, 45% and 54% of the Company’s purchases for the years ended December 31, 2002, 2001 and 2000, respectively. The charges for incremental overhead for the years ended December 31, 2002, 2001 and 2000 were $2,519, $2,369 and $1,947, respectively. At December 31, 2002 and 2001, $48,261 and $44,160, respectively, remained payable to Barnes & Noble in connection with such purchases.

      Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to fund and provide such services, plus any incremental internal costs. B&N.com was charged $3,491, $4,144 and $1,755 for such services during the years ended December 31, 2002, 2001 and 2000, respectively.

      B&N.com purchased merchandise directly from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club were $1,740 and $1,110 for the years ended December 31, 2002 and 2001, respectively.

      B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $498, $486 and $485 for such subleased space during the years ended December 31, 2002, 2001 and 2000, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

      Since 1999, B&N.com has used AEC as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $40,536, $29,759 and $18,541 in connection with this agreement for merchandise purchased during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, B&N.com was charged by AEC $403, $279 and $301 for database services during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $9,008 and $9,307, respectively, remained payable to AEC.

      B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and B&N College (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the years ended December 31, 2002, 2001 and 2000, the Company recorded royalty expense of $3,485, $5,981 and $1,500, respectively, under the terms of this agreement.

      B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble, and Bertelsmann’s Books Online (“BOL”). B&N.com licenses from Barnes & Noble the right to use Barnes & Noble’s database of book bibliographic data as well as certain software applications. B&N.com licenses from BOL, the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com’s operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL’s computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com’s computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

      B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ AdvantageTM card” for an annual membership fee of $25.00 which is non-refundable after the first 30 days of the membership term. With this card, customers can receive discounts of 10 percent on all Barnes & Noble purchases and 5 percent on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the years ended December 31, 2002 and 2001 were $1,359 and $636, respectively.

      In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement B&N.com has received $2,669 as of December 31, 2002 from Marketing Services Corp., which represents reimbursement for purchases made with gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

      B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the years ended December 31, 2002, 2001 and 2000, B&N.com recorded $1,792, $987 and $206, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $1,280 and $383 for the years ended December 31, 2002 and 2001, respectively.

      Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $500, $1,882 and $1,290 for such subleased space in the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002, B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $943 in relation to these expenses for the year ended December 31, 2002.

      In 2000, B&N.com began purchasing new and used textbooks directly from MBS, a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the years ended December 31, 2002, 2001 and 2000 were $17,223, $13,206 and $5,746, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received and recorded as revenue for the years ended December 31, 2002 and 2001 were $58 and $16, respectively.

      Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop, a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $65 and $33 were recorded as revenue in the years ended December 31, 2002 and 2001, respectively, under this agreement.

      B&N.com has an approximate 46.8% equity stake in enews, a company previously engaged in selling magazine subscriptions on the Internet, and accounted for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of December 31, 2002, the implementation of the Liquidation Plan had been substantially completed and is expected to be concluded by June 30, 2003. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com recorded commissions of $909, $590 and $400 for the years ended December 31, 2002, 2001 and 2000, respectively, and was reimbursed $524, $295 and $65, respectively, for expenses incurred on behalf of enews for the years ended December 31, 2002, 2001 and 2000.

      Michael N. Rosen, a director of the Company, is also a member of Bryan Cave LLP, outside counsel to the Company and B&N.com.

Item 14.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures. The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this annual report on Form 10-K was being prepared. Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s periodic reports.

      (b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.

PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      (a)(2) Financial Statement Schedules:

      None.

      All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

      (a)(3) Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
3.2	Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.1	Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

Exhibit
No.	Description

10.3	Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.4	1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.5	Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.6	Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.7	Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)
10.8	Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.9	Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.10	Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)
10.11	Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.12	Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.14 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.13	Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.14	Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.15	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.16	Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensee, and barnesandnoble.com llc, as Licensor. (Incorporated herein by reference to Exhibit 10.18 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

Exhibit
No.	Description

10.17	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.18	Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensor, and barnesandnoble.com llc, as Licensee. (Incorporated herein by reference to Exhibit 10.20 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.19	Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.20	Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.22 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.21	Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and
barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.22	Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and
barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.24 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.23	Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.24	Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.25	Web Site Agreement, dated as of January 31, 2001, by and between Textbooks.com, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.27 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.26	Employment Agreement, dated as of October 31, 2002, between the Company and Marie J. Toulantis
21.1	List of Subsidiaries
23.1	Consent of BDO Seidman, LLP
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      (b) Reports on Form 8-K:

      None.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc.

(Registrant)

By:	/s/ MARIE J. TOULANTIS

Marie J. Toulantis
Chief Executive Officer

Date: March 27, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ LEONARD RIGGIO Leonard Riggio	Chairman of the Board	March 27, 2003

/s/ STEPHEN RIGGIO Stephen Riggio	Vice Chairman	March 27, 2003

/s/ MARIE J. TOULANTIS Marie J. Toulantis	Chief Executive Officer (Principal Executive Officer)	March 27, 2003

/s/ KEVIN M. FRAIN Kevin M. Frain	Chief Financial Officer and Vice President, Operations (Principal Accounting and Financial Officer)	March 27, 2003

/s/ MICHAEL N. ROSEN Michael N. Rosen	Secretary and Director	March 27, 2003

/s/ JAN MICHIEL HESSELS Jan Michiel Hessels	Director	March 27, 2003

/s/ PATRICIA HIGGINS Patricia Higgins	Director	March 27, 2003

/s/ PETER OLSON Peter Olson	Director	March 27, 2003

/s/ WILLIAM F. REILLY William F. Reilly	Director	March 27, 2003

Name	Capacity	Date

/s/ EWALD WALGENBACH Ewald Walgenbach	Director	March 27, 2003

/s/ MARKUS WILHELM Markus Wilhelm	Director	March 27, 2003

CERTIFICATION

I, Marie J. Toulantis, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of barnesandnoble.com inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ MARIE J. TOULANTIS

Marie J. Toulantis
Chief Executive Officer
(Principal Executive Officer)
barnesandnoble.com inc.

CERTIFICATION

I, Kevin M. Frain, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of barnesandnoble.com inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

      6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

By:	/s/ KEVIN M. FRAIN

Kevin M. Frain
Chief Financial Officer and Vice President, Operations
(Principal Accounting and Financial Officer)
barnesandnoble.com inc.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors barnesandnoble.com inc.

      We have audited the accompanying consolidated balance sheets of barnesandnoble.com inc. and subsidiaries, as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the financial statements, effective January 1, 2002, the Company adopted FASB Statement No. 142, Goodwill and Other Intangible Assets.

BDO SEIDMAN, LLP

New York, New York

January 24, 2003

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2001

	(in thousands, except
	per share data)
ASSETS
Current assets:
Cash and cash equivalents	$70,144	$105,125
Marketable securities	—	10,141
Receivables, net of allowance $4,048 and $1,166	14,631	15,698
Merchandise inventories	48,303	48,563
Prepaid expenses and other current assets	3,991	3,874

Total current assets	137,069	183,401

Fixed assets, net	58,871	85,771
Goodwill, net	13,777	16,777
Other non-current assets	17	1,427

Total assets	$209,734	$287,376

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,071	$4,652
Accrued liabilities	70,456	90,590
Payable to affiliate	48,261	43,531

Total current liabilities	134,788	138,773

Minority interest	52,305	105,845

Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A; $0.001 par value; 750,000,000 shares authorized; 43,802,228 and 43,787,478 shares issued and outstanding	44	44
Common Stock Series B; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	189,294	189,279
Accumulated deficit	(166,697)	(146,565)

Total stockholders’ equity	22,641	42,758

Total liabilities and stockholders’ equity	$209,734	$287,376

      See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(in thousands, except per share data)
Net sales	$422,827	$404,600	$320,115
Cost of sales	327,258	313,365	261,801

Gross profit	95,569	91,235	58,314
Operating expenses:
Fulfillment and customer service	35,990	44,637	49,880
Marketing, sales and editorial	35,760	61,418	82,620
Technology and web site development	35,787	45,298	40,397
General and administrative	26,265	32,362	31,270
Depreciation and amortization	33,502	41,981	36,088
Impairments and other special charges	—	88,213	75,051
Stock-based compensation	—	—	11,740
Equity in net loss of equity investments, including amortization of intangibles	3,537	28,733	30,728

Total operating expenses	170,841	342,642	357,774

Loss from operations	(75,272)	(251,407)	(299,460)
Interest income, net	1,615	7,041	23,737

Loss before minority interest	(73,657)	(244,366)	(275,723)
Minority interest	53,525	176,980	210,320

Net loss — historical	$(20,132)	$(67,386)	$(65,403)

Basic net loss per common share	$(0.46)	$(1.54)	$(2.02)
Basic weighted average common shares outstanding(1)	43,790	43,787	32,386

(1)	All periods exclude the assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
	Stock	Paid in	Accumulated
	Series A	Capital	Deficit

	(in thousands)
Balance, December 31, 1999	$29	$134,452	$(13,799)
Issuance of common stock for acquisition of Enews.com	1	12,857	23
Exercise of stock options	1	5,773	—
Issuance of common stock for acquisition of Fatbrain.com	13	46,448	—
Reclassification to minority interest(1)		(10,251)	—
Net loss, for the year, net of $210,320 minority interest	—	—	(65,403)

Balance, December 31, 2000	$44	$189,279	$(79,179)
Net loss, for the year, net of $176,980 minority interest	—	—	(67,386)

Balance, December 31, 2001	$44	$189,279	$(146,565)
Exercise of stock options	—	15	—
Net loss, for the year, net of $53,525 minority interest	—	—	(20,132)

Balance, December 31, 2002	$44	$189,294	$(166,697)

(1)	To adjust minority interest based on net book equity of barnesandnoble.com llc (after the equity transactions in 2000) multiplied by the ownership percentage in that entity of Barnes & Noble and Bertelsmann.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2002	2001	2000

	(in thousands)
Cash flows used in operating activities:
Net loss	$(20,132)	$(67,386)	$(65,403)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	33,298	41,981	36,088
Equity in net loss of equity investments including amortization of intangibles	3,537	28,733	30,728
Impairments and other special charges	—	88,213	75,051
Changes in certain assets and liabilities, net of effects from acquisition:
Decrease (increase) in receivables, net	1,067	10,431	(4,353)
Decrease (increase) in merchandise inventories	260	(343)	(37,921)
Decrease (increase) in prepaid expenses and other current assets	(117)	2,011	(7,834)
Increase (decrease) in accounts payable	11,419	(14,414)	(10,285)
Increase in payable to affiliate	4,730	16,430	9,992
Increase (decrease) in accrued liabilities	(20,134)	(13,919)	15,769
Minority interest in loss	(53,525)	(176,980)	(210,320)

Net cash flows used in operating activities	(39,597)	(85,243)	(168,488)

Cash flows from investing activities:
Purchases of fixed assets	(6,413)	(10,529)	(103,716)
Sales of marketable securities	10,141	27,554	264,801
(Increase) decrease in acquisition and investments in businesses, net of cash acquired	763	(4,408)	(65,715)
(Increase) decrease in other non-current assets	110	(1,858)	(449)

Net cash flows from investing activities	4,601	10,759	94,921

Cash flows from financing activities:
Proceeds from exercise of stock options	15	—	5,773

Net cash flows from financing activities	15	—	5,773

Net change in cash and cash equivalents	(34,981)	(74,484)	(67,794)
Cash and cash equivalents at beginning of period	105,125	179,609	247,403

Cash and cash equivalents at end of period	$70,144	$105,125	$179,609

Supplemental Cash Flow Information:

Stock issued in connection with business acquisitions in 2000	$59,305

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.     Business and organization

      barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is a 29.4% equity interest in barnesandnoble.com llc (“B&N.com”), an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of December 31, 2002, Barnes & Noble, Inc. (“Barnes & Noble”) and Bertelsmann A.G. (“Bertelsmann”) beneficially own equity interests of 37.2%, (or 57,500 Membership Units and 1,645 shares of Class A Common Stock) and 36.8%, (or 57,500 Membership Units and 976 shares of Class A Common Stock), respectively, in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company’s Class A Common Stock. As reflected in the statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

      Prior to October 31, 1998, the business of B&N.com was conducted by a wholly owned subsidiary of Barnes & Noble, which subsidiary was originally incorporated on January 14, 1997 in the State of Delaware under the name Barnes & Noble Online, Inc. (“B&N Online”). Effective October 31, 1998, Barnes & Noble and Bertelsmann completed a transaction that established B&N.com as the owner and operator of the business (the “Formation Transaction”). In connection with the Formation Transaction, B&N Online contributed substantially all of its assets and liabilities to B&N.com at their historical cost and Bertelsmann contributed $150 million and contributed an additional $50 million in cash prior to the effective date of the public offering. B&N.com accounted for the investment made by Bertelsmann in B&N.com as a capital contribution. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in B&N.com, and B&N Online changing its name to B&N Sub Corp.

      On March 10, 1999, Barnes & Noble caused B&N Sub Corp. to establish the Company. On May 24, 1999, B&N Sub Corp. transferred its ownership of the Company to B&N.com Holding Corp (“BN.com Holding Corp.”). This resulted in Barnes & Noble owning 100% of BN.com Holding Corp., which owns 100% of the Company. Subsequent to that, the Company filed an amended charter that, among other things, reclassified its outstanding common stock to one share of Class B Common Stock. The Company then issued a share of Class C Common Stock constituting a 50% interest in the Company to a wholly owned subsidiary of Bertelsmann. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

      On May 25, 1999 the Company sold 28,750 shares of Class A Common Stock in a public offering (the “Offering”). The Company used the $484,382 in proceeds of the Offering to acquire its interest in B&N.com. The acquisition of the ownership interest in B&N.com was treated as a reorganization of entities under common control in a manner similar to a pooling of interests, analogous to the type of transaction described in Emerging Issues Task Force Issue 97-2 (“EITF 97-2”). Accordingly, the net assets of B&N.com contributed by Barnes & Noble were reported in the consolidated financial statements at Barnes & Noble’s historical cost, and the minority interests in B&N.com were based on the net book equity of B&N.com (after contribution of the proceeds from the Offering) multiplied by the ownership percentages of Barnes & Noble and Bertelsmann.

      Subsequent to the Offering, the Company issued a total of 12,474 shares in connection with an acquisition by merger of Fatbrain.com, Inc. (“Fatbrain”). In the first half of 2002, Fatbrain’s operations were consolidated into B&N.com. Additionally, the Company issued 4,158 shares in connection with its investment in Fatbrain. In October 2002, Barnes & Noble and Bertelsmann initiated a stock acquisition program to acquire up to $10,000 of the Company’s Class A Common Stock. As of December 31, 2002, the Company owned an approximate 29.4% interest in B&N.com and Barnes & Noble and Bertelsmann owned an approximate 37.2% and 36.8% interest in B&N.com, respectively.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Summary of Significant Accounting Policies

     Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s investment in Fatbrain has been presented in the accompanying consolidated financial statements, as a consolidated wholly owned subsidiary beginning after the effective date of the merger, November 16, 2000. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

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

     Concentration of Credit Risk

      B&N.com is subject to concentrations of credit risk from its holdings of cash, cash equivalents and short-term investments. B&N.com’s credit risk is managed by investing its cash in high-quality money market instruments and securities of the U.S. government and its agencies, foreign governments and high-quality corporate issuers. At December 31, 2002 and 2001, B&N.com had no significant concentrations of credit risk.

     Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market as determined on a weighted average basis. B&N.com purchases a majority of its products from two major vendors, Barnes & Noble and AEC One Stop Group, Inc. (“AEC”). Barnes & Noble accounted for 34.2%, 45.2% and 53.6% of B&N.com’s inventory purchases during the years ended December 31, 2002, 2001 and 2000, respectively. AEC accounted for the bulk of the Company’s music and DVD/video purchases and for 13.1%, 10.7% and 11.5% of total inventory purchases during the years ended December 31, 2002, 2001 and 2000, respectively. The Company receives volume-based rebates from certain third party vendors which is recorded as a reduction to cost of sales.

     Fixed Assets

      Fixed assets are carried at cost, less accumulated depreciation and amortization. Computers and equipment are depreciated using the straight-line method over their estimated useful lives of 3 to 10 years. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the remaining terms of the respective leases. In accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, direct internal and external costs associated with the development of the features and functionality of B&N.com’s online store, transaction-processing systems, telecommunications infrastructure and network operations, incurred during the application development stage, have been capitalized, and are amortized over the estimated useful lives of three years. B&N.com expects to complete and put in service the remaining software development projects that existed as of year-end.

     Goodwill

      Effective July 1, 2001, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations,” and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. As a result of adopting SFAS 142, the Company ceased amortization of goodwill beginning January 1, 2002. Prior to the adoption of SFAS 142, the Company amortized goodwill on a straight-line basis over three years. The Company has no other intangible assets.

      SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step (if necessary) measures the amount of the impairment. Using the guidance in Statement 142, the Company has determined that the Company, as a whole, is a reporting unit. The Company’s annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit’s carrying amount; accordingly, the second step was not necessary. The Company has noted no subsequent indicators that would require testing goodwill for impairment.

      There were no changes in the carrying amount of goodwill for the year ended December 31, 2002. In 2001, the Company determined that the carrying value of the goodwill was impaired, resulting in a charge of $29,976 against goodwill. (See Note 4)

      Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

For the Years Ended December 31,	2002	2001	2000

Net loss	$(20,132)	$(67,386)	$(65,403)
Add back: Amortization of goodwill ($20,129 in 2001 and $10,142 in 2000), net of minority interest	—	5,556	2,799

Net loss	$(20,132)	$(61,830)	$(62,604)

Net loss per share:
Net loss	$(0.46)	$(1.54)	$(2.02)
Amortization of goodwill	—	0.13	0.09

Net loss per share, as adjusted	$(0.46)	$(1.41)	$(1.93)

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

      The Company has periodically evaluated whether the declines in fair value of its equity investments are other-than-temporary. This evaluation consisted of reviewing qualitative and quantitative factors including operating results and trends, as well as market prices of public companies operating in the same sector. As of December 31, 2002, all investments in equity method investees have no carrying value as the business entities invested in have ceased all operations and are in the process of being dissolved.

     Impairment of Long-Lived Assets

      B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144. Recoverability of assets held and used is measured by a comparison of the carrying amount of an asset to

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

undiscounted pre-tax future net cash flows expected to be generated by that asset. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     Fair Value of Financial Instruments

      The carrying amounts for the Company’s cash and cash equivalents, accounts payable, amounts due to affiliates and other liabilities approximate fair value. The fair value for marketable securities is based on quoted market prices that approximate cost.

     Net Sales

      The Company uses the guidelines set forth in FASB’s Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross, as a Principal, versus Net as an Agent,” in recording revenue. Sales of B&N.com’s products are recognized, net of estimated returns and promotional discounts, at the time the products are shipped to customers. Allowances for doubtful accounts are nominal.

     Shipping and Handling Costs

      The Company uses guidelines set forth in EITF Issue No. 00-10 “Accounting for Shipping and Handling Fees and Costs”. Net sales reported by the Company include revenue generated from shipping and handling charges. Costs related to inbound and outbound shipping are classified as cost of sales. Fulfillment and customer service costs include distribution center expenses for activities such as receiving of goods, picking of goods for shipment and assembly for shipment, as well as expenses to run the Company’s customer service center.

     Advertising Costs

      B&N.com expenses the costs of advertising for magazines, television, radio and other media the first time the advertising takes place. Expenses for such advertising were $3,554, $3,297 and $17,305 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Technology and Web Site Development

      Technology and web site development expenses included in the accompanying statements of operations consist principally of indirect development costs and all costs associated with the maintenance of the features and functionality of B&N.com’s online stores, transaction-processing systems, telecommunications infrastructure and network operations.

     Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

      Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 excludes the assumed conversion of the outstanding Membership Units of B&N.com into 115,000 shares of Class A Common Stock of the Company and the minority interest in the net loss, because it is not dilutive. Diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 also excludes the effect of outstanding stock options, none of which are dilutive.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Income Taxes

      B&N.com is a limited liability company and as such is not considered a taxable entity for federal income tax purposes and most state income tax purposes. The members report any taxable income or losses. As a result, no tax benefits have been allocated to B&N.com for its losses for all periods presented. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

     Stock Options

      The Company has one stock-based employee compensation plan in effect, which is described more fully in Note 12. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Options which have been repriced have been treated as variable options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and the market price of the stock subsequent to the repricing has not exceeded the exercise price. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”.

	Year Ended December 31,

	2002	2001	2000

Net loss:
As reported	$(20,132)	$(67,386)	$(65,403)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards ($12,088 in 2002, $13,518 in 2001, and $11,421 in 2000), net of minority interest	(3,304)	(3,728)	(3,149)
Proforma net loss	(23,436)	(71,114)	(68,552)
Basic net loss per share:
As reported	(0.46)	(1.54)	(2.02)
Proforma SFAS 123	$(0.54)	$(1.62)	$(2.12)

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS 123, with the following assumptions:

	Year Ended December 31,

	2002	2001	2000

Average risk free interest rates	4.00%	5.25%	5.25%
Average expected life (in years)	5.00	5.00	5.00
Volatility	140.07%	112.73%	174.58%

      The weighted-average fair value of the options granted during the years 2002, 2001 and 2000 was estimated to be $1.06, $1.06 and $6.26, respectively, for options granted at fair market value.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Reclassifications

      Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2002 presentation.

     Recently Issued Accounting Pronouncements

      In June 2002, the FASB issued SFAS No. 146 “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS 146 will not have a material effect on the Company.

      In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure.” This Statement amends SFAS No. 123 “Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into these footnotes.

      In November 2002, the EITF reached a consensus on Issue 02-16, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. This standard is effective for arrangements entered into after December 31, 2002. Implementation of this standard will not have a material effect on the Company.

      In November 2002, the FASB issued Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, (“Interpretation 45”). Interpretation 45 requires a guarantor to include disclosure of certain obligations, and if applicable, at the inception of the guarantee, recognize a liability for the fair value of other certain obligations undertaken in issuing a guarantee. The recognition requirement is effective for guarantees issued or modified after December 31, 2002 and is not expected to have a material impact on the Company. The Company has no obligations regarding Interpretation 45.

      In January 2003, the FASB issued Interpretation No. 46 “Consolidation of Variable Interest Entities”, (“Interpretation 46”). Interpretation 46 clarifies the application of Accounting Research Bulletin No. 51 “Consolidated Financial Statements”, and applies immediately to any variable interest entities created after

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 31, 2003 and to variable interest entities in which an interest is obtained after that date. The Company holds no interest in variable interest entities.

3.     Marketable Securities

      B&N.com invests certain of its excess cash in money market funds which invest in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature in a period greater than one year. B&N.com classifies investments in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

      At December 31, 2001, marketable securities consisted primarily of U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers and were classified as held-to-maturity. The Company had no marketable securities as of December 31, 2002.

4.     Acquisitions

      On November 16, 2000, the Company acquired Fatbrain, the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace, for $61,956 (paid 25% in cash and 75% in stock totaling 12,474 shares). The shares of Fatbrain were transferred to a wholly owned subsidiary of B&N.com in exchange for additional Membership Units. Subsequent to the acquisition Fatbrain had been operated as Fatbrain.com, LLC. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements of the Company. The excess of purchase price over the net assets acquired, in the amount of $59,557, was recorded as goodwill and was amortized using the straight-line method over an estimated useful life of three years until the Company adopted SFAS 142 in 2002. In the fourth quarter of 2001, the Company determined that the carrying value of the goodwill was impaired, resulting in a charge against the goodwill. The total impairment of $29,976 was determined by estimating the present value of the cash flows from Fatbrain over the next five years. As of December 31, 2002, the net balance of the goodwill on the Fatbrain purchase was $13,777 (net of amortization and impairment charges).

      The following table summarizes proforma results of operation as if the Company had completed the merger as of January 1, 2000:

2000

Net sales	$374,939
Loss from operations	(353,627)
Loss before minority interest	(329,657)
Net loss	(90,411)
Basic and diluted net loss per share	$(2.09)

      The proforma results of operations include adjustments to give effect to the amortization of goodwill in each period presented. The information has been prepared for comparative purposes only and is not necessarily indicative of the results of operations that actually would have resulted had the acquisition occurred on the date indicated, or which may result in future periods.

      In connection with the acquisition of Fatbrain in 2000, B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain’s office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consist of severance and other employee costs of $1,059 and closure of the facility of $1,876, all of which has been paid through the end of 2002.

      In January 2000, the Company acquired an approximate 32% interest in enews, the largest retailer of magazine subscriptions on the Internet at the time of acquisition, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company’s stock valued at $12,857. During 2001, the Company increased its investment in enews to approximately 49.5%. Due to market conditions and operating expense requirements, it was determined in 2002 to cease operations of enews. In July 2002, the Board of Directors of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”), which was then approved by stockholders of enews owning at least a majority of the outstanding shares of capital stock of enews. As of December 31, 2002, the Liquidation Plan had been substantially completed and is expected to be concluded by June 30, 2003. As of December 31, 2002, the Company had written off its remaining investment in enews of $3,320.

      Summarized balance sheet information of enews is as follows:

	December 31,	December 31,
	2002	2001

Current assets	$272	$293
Noncurrent assets	99	1,136
Current liabilities	928	4,099
Noncurrent liabilities	20	361
Net assets	$(577)	$(3,031)

      Enews ceased all operations in October 2002. Summarized statement of operations information for enews, for the period during which the Company had an investment, is as follows:

	Year Ended

	December 31,	December 31,	December 31,
	2002	2001	2000

Net sales	$3,964	$6,272	$7,783
Gross profit (loss)	2,721	3,782	(3,737)
Net loss	(3,528)	(14,890)	(31,362)

      In June 2000, B&N.com invested $20,000 in cash for a 25% equity interest in MightyWords, a provider of digital content. As a result of the purchase of Fatbrain, the Company owned approximately 53% of the shares in MightyWords. The Company had accounted for this acquisition using the equity method of accounting, as control of MightyWords was deemed temporary by the management of B&N.com. In December 2001, MightyWords Board of Directors voted to dissolve MightyWords effective as soon as possible. The Company determined that its investment in MightyWords was impaired and took an impairment charge of $2,907 based on the estimated net liquidation value of $3,228. Liquidation of MightyWords was completed in 2002 with a net liquidation value of $3,408. Proforma results of operations of MightyWords have not been included, as they would not have had a material effect on the overall results of the operations of the Company.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Fixed Assets

      Fixed assets, at cost, consist of the following:

	December 31,

	2002	2001

Computers and equipment	$83,434	$80,337
Leasehold improvements	14,846	14,760
Software	65,026	59,540
Construction in progress	—	2,258

	$163,306	$156,895
Less accumulated depreciation	104,435	71,124

Fixed assets, net	$58,871	$85,771

      Due to an impairment of the carrying value of certain fixed assets, B&N.com recorded an impairment charge of $15,637 during 2001 (See Note 7).

6.     Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2002	2001

Accrued merchandise payables	$25,352	$34,628
Accrued special charges	5,293	13,447
Accrued fixed assets	752	1,714
Accrued compensation	11,823	7,674
Accrued advertising	1,365	2,929
Other	25,871	30,198

	$70,456	$90,590

7.     Impairments and Special Charges

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

Closure of Facilities- B&N.com consolidated administrative and functional operations by closing Fatbrain’s Santa Clara, California office. Fatbrain’s two retail stores in California were also closed. Charges include exit costs related to the remaining term of non-cancelable lease obligations of the retail and Santa Clara facilities, related severance costs, as well as the abandonment of related fixed assets that will not be suited for future use in other remaining B&N.com facilities. Furthermore, B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell the Company’s inventory located in Reno to Barnes & Noble. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed during the first half of 2002. Charges related to the Reno

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility include the abandonment of fixed assets that were not suitable for use at other B&N.com facilities.

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

      The consolidation of the Fatbrain administrative and functional operations was completed in the first half of 2002, although the lease on the Santa Clara office expires in 2006.

      The Company’s special charges of $75,051 ($0.51 per share assuming conversion of membership units) for the year ended December 31, 2000 were primarily related to the impairment of fixed and other assets, including equity investments as well as the consolidation of fulfillment operations.

      A summary of the impairment and special charges for the years ended December 31, 2001 and 2000 are as follows:

	December 31,

	2001	2000

Facility closure costs	$33,442	$4,871
Impairment of Fatbrain goodwill	29,976	—
Impairment of equity investments	9,158	23,115
Impairment of fixed and other assets	15,637	47,065

Total	$88,213	$75,051

      The components of the accrued liability associated with the special charges are as follows:

	Balance	Subsequent	2001	Balance	2002	Balance	Due within	Due After
	31-Dec-00	Accruals	Payments	31-Dec-01	Payments	31-Dec-02	12 Months	12 Months

Facility/ Lease Termination Costs	$1,342	$6,458	$(803)	$6,997	$(2,428)	$4,569	$1,454	$3,115
Employee Termination Benefits	3,529	5,868	(4,961)	4,436	(4,356)	80	80	—
Other Impairment Charges	13,327	2,014	(13,327)	2,014	(1,370)	644	644	—

	$18,198	$14,340	$(19,091)	$13,447	$(8,154)	$5,293	$2,178	$3,115

8.     Income Taxes

      The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 2002, the Company had net operating loss carryforwards of approximately $125,682 related to U.S. federal and state jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under the Internal Revenue Code.

      The deferred tax asset as of December 31, 2002 was approximately $46,965, which consisted of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding its realization.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Stockholders’ Equity

      There are three classes of common stock authorized: Class A Common Stock (“Class A Common”), Class B Common Stock (“Class B Common”) and Class C Common Stock (“Class C Common”). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively “High Vote Stock”), except that each holder of Class A Common is entitled to one vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company’s Amended and Restated Certificate of Incorporation (the “Amended Charter”), each of the holders of the High Vote Stock has the right to directly elect three of the Company’s directors. Otherwise, holders of Class A Common and High Vote Stock (collectively “Common Stock”) generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

      The Board of Directors is authorized to issue up to an aggregate of 50 million shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. There is no Preferred Stock outstanding.

10.     Commitments

      B&N.com currently leases warehouse facilities, office space and equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $6,055, $7,772 and $6,973 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Future minimum lease payments under non-cancelable operating leases as of December 31, 2002 are:

Future
Year ending	Minimum Lease
December 31,	Payments

2003	$6,081
2004	6,133
2005	5,037
2006	4,048
2007	3,724
Thereafter	23,731

$48,754

      The Company has pledged a portion of its cash equivalents for stand-by letters of credit that guarantee certain real property leases. Obligations under Letters of Credit as of December 31, 2002, 2001 and 2000 were $3,809, $3,989 and $5,539, respectively.

11.     Employees’ Retirement and Defined Contribution Plans

      As of June 30, 2000, substantially all employees of the Company were covered under the Company’s Employees’ Retirement Plan (the “Retirement Plan”). The Retirement Plan is a defined benefit pension plan. As of July 1, 2000, the Retirement Plan was amended so that employees no longer earn benefits for subsequent service. Subsequent service continues to be the basis for vesting of benefits not yet vested at June 30, 2000 and the Retirement Plan will continue to hold assets and pay benefits. The amendment was treated as a curtailment in fiscal 2000.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actuarial assumptions used in determining the funded status of the Retirement Plan are as follows:

	December 31,

	2002	2001

Discount rate (beginning of year)	7.25%	7.75%
Discount rate (end of year)	6.50%	7.25%
Expected long-term rate of return on plan assets	8.75%	9.50%
Assumed rate of compensation increase	N/A	N/A

      The following table sets forth the funded status of the Retirement Plan and the pension liability recognized for the Retirement Plan in the accompanying balance sheets:

	December 31,

	2002	2001

Actuarial present value of benefit obligation:
Vested benefits	$(684)	$(530)
Non-vested benefits	(189)	(283)

Accumulated benefit obligation	(873)	(813)
Effect of projected future compensation increases	—	—
Projected benefit obligation	(873)	(813)
Plan assets at market value	827	896

Excess (deficiency) of plan assets over projected benefit obligation	(46)	83
Unrecognized net actuarial loss	442	285
Unrecognized net obligation remaining	—	—
Unrecognized prior service cost	—	—
Pension asset	$396	$368

      B&N.com is a participating employer in a defined contribution plan (the “Savings Plan”), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis. B&N.com’s contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction. The Fatbrain Savings Plan was merged into the Savings Plan on November 1, 2001. Charges for the Savings Plan were $796, $794 and $428 for each of the years ended December 31, 2002, 2001 and 2000, respectively.

      B&N.com’s Deferred Compensation Plan is a non-qualified plan, eligibility for which is limited to “Eligible Executives,” who include: (i) the Company’s employees who became B&N.com employees on November 1, 1998 and were eligible to participate in the Barnes & Noble deferred compensation plan on October 31, 1998; and (ii) the Company’s employees whose base salary for a calendar year exceeds $130,000. An Eligible Executive may elect in each year he or she is an Eligible Executive to defer no less than $5,000 and no more than 50% of his or her base salary to a Deferral Account. The Deferral Account of each Eligible Executive who elects to participate in the Deferred Compensation Plan (a “Participant”) is credited or debited with investment earnings or losses based upon the performance of the investment fund or index selected by the Participant from among alternatives selected by an Administrative Committee appointed by the Compensation Committee of the Board of Directors.

      A participant is entitled to a distribution of his or her Deferral Account upon retirement or following termination of employment, as elected by the Participant, but no later than the beginning of the year in which

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Participant would attain age 70 1/2. A Participant may elect whether to receive the distribution in a lump sum or, at retirement, in annual installments over not more than fifteen (15) years.

      Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com’s general assets to the extent not paid by a grantor trust that the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.

12.     Stock Incentive Plan

      As of December 31, 1998, B&N.com had one incentive plan (the “1998 Plan”) under which stock options were granted to key officers, employees, consultants, advisors, and managers of B&N.com and its subsidiaries and affiliates. The Compensation Committee of the Board of Managers was responsible for the administration of the 1998 Plan. Generally, options were granted at fair market value, began vesting one year after grant in 25% increments, were to expire 10 years from issuance and were conditioned upon continual employment during the vesting period. Options granted under the 1998 Plan were replaced with options to purchase shares of the Class A Common Stock of the Company under the Company’s 1999 Incentive Plan (the “1999 Plan”). The 1999 Plan is substantially the same as the 1998 Plan, and is administered by the Compensation Committee of the Company’s Board of Directors. The 1999 Plan allows the Company to grant options to purchase 25,500 shares of the Company’s Class A Common Stock.

      A summary of the status of stock options as of December 31, 2002 is presented below:

	Outstanding Options

		Weighted Average
	Number of	Exercise Price
	Shares	per Share

Balance December 31, 2001	19,140	$3.44
Options granted	3,638	1.19
Options forfeited	(4,591)	2.97
Options exercised	(15)	1.05

Balance December 31, 2002	18,172	3.11

      The following table summarizes information as of December 31, 2002 concerning outstanding and exercisable options:

		Options Outstanding
				Options Exercisable
		Weighted Average
Range of		Remaining	Weighted Average		Weighted Average
Exercise Price	Number	Contractual	Exercise Price	Number	Exercise Price
per Share	Outstanding	Life (in years)	per Share	Exercisable	per Share

0.4900 — 2.18750	10,940	8.63	$1.20	3,841	$1.22
2.5000 — 4.90620	3,617	5.67	3.75	3,348	3.77
5.1250 — 8.00000	3,005	6.60	7.94	2,221	7.96
8.1250 — 18.3750	610	7.33	9.43	318	9.45

	18,172	7.66	3.11	9,728	3.91

      Grants during 2002 and 2001 were at fair value; therefore, no compensation expense was recorded. On March 1, 2000, the Company repriced approximately 5 million of 16 million then outstanding options that were originally granted at an average exercise price of $16.15 per share. The new exercise price for the options is $8.00 per share, the closing market price of the Company’s stock as of March 1, 2000. The options are treated as variable options, but have had no impact on the Company’s financial statements, as the market

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of the Common Stock has not been greater than $8.00 per share as of December 31, 2000 or during the fiscal years ending December 31, 2002 and 2001.

      Equity compensation plan information is as follows:

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Prices of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
Plan Category	and Rights	Rights	in Column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	18,172	$3.11	5,464
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	18,172	$3.11	5,464

13.     Litigation

      In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. The Company and B&N.com intend to vigorously defend this action.

      There is a class action lawsuit entitled In Re Initial Public Offering Securities Litigation pending since April 2002 in the United States District Court for the Southern District of New York (the “Action”). The Action named over one thousand individuals and 300 corporations, including Fatbrain (a Company subsidiary) and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. The defendant issuers, including Fatbrain, have filed a motion to dismiss all the claims asserted in the Action. The Company intends to vigorously defend this action.

      On November 19, 2002, Half Price Books, Records, Magazine, Inc. filed a complaint against B&N.com in the United States District Court for the Northern District of Texas. The complaint alleges trademark

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

infringement and related claims against B&N.com for its use of the term “Half Price Books” on its Web site. B&N.com has responded to the complaint denying plaintiff’s claims. The plaintiff’s motion for preliminary injunction is currently pending. B&N.com intends to vigorously defend itself against this action.

      On August 16, 2002, B&N.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill Associates for patent infringement of United States Patent Nos. 5,528,490 (the “490 Patent”), 5,761,649 and 6,029,142. On November 7, 2002, B&N.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On November 27, 2002, B&N.com joined the other defendants in filing a motion to change venue to the United States District Court for the Southern District of Indiana (“Indiana DC”), where an earlier filed case against Compuserve, one of the defendants in the Texas case, was pending involving only the 490 Patent. On January 23, 2003, the court granted the motion to transfer and the transferred case is now awaiting assignment to a judge in the Indiana DC. B&N.com intends to vigorously defend this action.

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

      B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $106,167, $126,217 and $107,167 from Barnes & Noble representing 34%, 45% and 54% of the Company’s purchases for the years ended December 31, 2002, 2001 and 2000, respectively. The charges for incremental overhead for the years ended December 31, 2002, 2001 and 2000 were $2,519, $2,369 and $1,947, respectively. At December 31, 2002 and 2001, $48,261 and $44,160, respectively, remained payable to Barnes & Noble in connection with such purchases.

      Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to fund and provide such services, plus any incremental internal costs. B&N.com was charged $3,491, $4,144 and $1,755 for such services during the years ended December 31, 2002, 2001 and 2000, respectively.

      B&N.com purchased merchandise directly from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

B&N.com’s purchases from Calendar Club were $1,740 and $1,110 for the years ended December 31, 2002 and 2001, respectively.

      B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $498, $486 and $485 for such subleased space during the years ended December 31, 2002, 2001 and 2000, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

      Since 1999, B&N.com has used AEC as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $40,536, $29,759 and $18,541 in connection with this agreement for merchandise purchased during the years ended December 31, 2002, 2001 and 2000, respectively. In addition, B&N.com was charged by AEC $403, $279 and $301 for database services during the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, $9,008 and $9,307, respectively, remained payable to AEC.

      B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and B&N College (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the years ended December 31, 2002, 2001 and 2000, the Company recorded royalty expense of $3,485, $5,981 and $1,500, respectively, under the terms of this agreement.

      B&N.com has various royalty-free non-exclusive licenses dated October 31, 1998, as amended, from Barnes & Noble, and Bertelsmann’s Books Online (“BOL”). B&N.com licenses from Barnes & Noble the right to use Barnes & Noble’s database of book bibliographic data as well as certain software applications. B&N.com licenses from BOL, the subsidiary through which Bertelsmann conducts its Internet business, its name and trademark for use in B&N.com’s operations. Under Technology Sharing License Agreements, B&N.com was granted a royalty-free license to view, access and use BOL’s computer technology and systems, and B&N.com granted BOL a license to view, access and use B&N.com’s computer technology and systems. All of the agreements described in this paragraph are subject to certain renewal and termination provisions.

      B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ AdvantageTM card” for an annual membership fee of $25.00 which is non-refundable after the first 30 days of the membership term. With this card, customers can receive discounts of 10 percent on all Barnes & Noble purchases and 5 percent on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the years ended December 31, 2002 and 2001 were $1,359 and $636, respectively.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement B&N.com has received $2,669 as of December 31, 2002 from Marketing Services Corp., which represents reimbursement for purchases made with gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

      B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the years ended December 31, 2002, 2001 and 2000, B&N.com recorded $1,792, $987 and $206, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $1,280 and $383 for the years ended December 31, 2002 and 2001, respectively.

      Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $500, $1,882 and $1,290 for such subleased space in the years ended December 31, 2002, 2001 and 2000, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002, B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $943 in relation to these expenses for the year ended December 31, 2002.

      In 2000, B&N.com began purchasing new and used textbooks directly from MBS, a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the years ended December 31, 2002, 2001 and 2000 were $17,223, $13,206 and $5,746, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received and recorded as revenue for the years ended December 31, 2002 and 2001 were $58 and $16, respectively.

      Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop, a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $65 and $33 were recorded as revenue in the years ended December 31, 2002 and 2001, respectively, under this agreement.

      B&N.com has an approximate 46.8% equity stake in enews, a company previously engaged in selling magazine subscriptions on the Internet, and accounted for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of December 31, 2002, the implementation of the Liquidation Plan had been substantially completed and is expected to be concluded by

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2003. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com recorded commissions of $909, $590 and $400 for the years ended December 31, 2002, 2001 and 2000, respectively, and was reimbursed $524, $295 and $65, respectively, for expenses incurred on behalf of enews for the years ended December 31, 2002, 2001 and 2000.

      Michael N. Rosen, a director of the Company, is also a member of Bryan Cave LLP, outside counsel to the Company and B&N.com.

15.     Quarterly Financial Data (Unaudited)

      The following tables set forth, for the periods indicated, selected unaudited financial data.

	Three Months Ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Net sales	$127,880	$102,575	$85,837	$106,535
Gross profit	27,657	24,578	20,172	23,162
Net loss	(3,968)	(4,815)	(5,686)	(5,663)
Basic net loss per common share(1)	$(0.09)	$(0.11)	$(0.13)	$(0.13)
Weighted average shares	43,790	43,788	43,788	43,787

	Three Months Ended

	December 31,		September 30,	June 30,	March 31,
	2001		2001	2001	2001

Net sales	$115,037		$96,838	$83,684	$109,041
Gross profit	24,438		21,181	20,489	25,127
Net loss	(35,251	)(2)	(10,558)	(10,590)	(10,987)
Basic net loss per common share(1)	$(0.81)		$(0.24)	$(0.24)	$(0.25)
Weighted average shares	43,787		43,787	43,787	43,787

	Three Months Ended

	December 31,		September 30,	June 30,	March 31,
	2000		2000	2000	2000

Net sales	$104,639		$74,073	$67,428	$73,975
Gross profit	22,111		14,852	10,462	10,889
Net loss	(36,431	)(2)	(10,260)	(9,572)	(9,140)
Basic net loss per common share(1)	$(0.97)		$(0.33)	$(0.31)	$(0.30)
Weighted average shares	37,550		31,141	30,783	30,027

(1)	Assumed conversion of Membership Units or exercises of stock options are not included, as it does not result in dilution.

(2)	Includes impairment and other special charges of $88,213 and $75,051 for the three months ended December 31, 2001 and 2000, respectively.

      The total of quarterly per share amounts may not equal per share amounts for the full year because of changes in the number of weighted-average shares outstanding and the effects of rounding.