Form 10-Q
period 2003-06-30
BARNESANDNOBLE COM INC
filed 2003-08-14
CIK 1069665

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_________________

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

          Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of August 8, 2003 was 48,522,947, one and one, respectively.

barnesandnoble.com inc.

June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1:       Financial Statements

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net sales	$86,476	$85,837	$192,440	$192,372
Cost of sales	65,259	65,665	145,228	149,038

Gross profit	21,217	20,172	47,212	43,334

Operating expenses:
Fulfillment and customer service	7,951	8,525	16,956	17,997
Marketing, sales and editorial	6,629	7,773	15,758	18,050
Technology and web site development	7,721	9,256	15,112	18,832
General and administrative	6,374	6,417	12,766	12,803
Depreciation and amortization	6,759	8,433	14,113	16,525
Equity in net loss of equity investments including related amortization of intangibles	—	845	—	1,374

Total operating expenses	35,434	41,249	74,705	85,581
Loss from operations	(14,217)	(21,077)	(27,493)	(42,247)
Interest income, net	26	457	163	1,092

Loss before minority interest	(14,191)	(20,620)	(27,330)	(41,155)
Minority interest	10,640	14,934	20,458	29,806

Net loss	$(3,551)	$(5,686)	$(6,872)	$(11,349)

Basic net loss per common share	($0.09)	($0.13)	($0.17)	($0.26)
Basic weighted average common shares outstanding (1)	39,772	43,788	40,011	43,788

(1)	Excludes assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)

	June 30,	December 31,
	2003	2002

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,613	$70,144
Receivables, net of allowance $1,930 and $4,048, respectively	5,736	14,631
Merchandise inventories	47,746	48,303
Prepaid expenses and other current assets	4,866	3,991

Total current assets	93,961	137,069

Fixed assets, net	48,285	58,871
Goodwill, net	13,777	13,777
Other non-current assets	37	17

Total assets	$156,060	$209,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,894	$16,071
Accrued liabilities	46,662	70,456
Payable to affiliate	49,107	48,261

Total current liabilities	107,663	134,788

Minority interest	31,792	52,305
Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A: $0.001 par value; 750,000,000 shares authorized; 44,298,543 and 43,802,228 shares issued and outstanding	44	44
Common Stock Series B: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	190,129	189,294
Accumulated deficit	(173,568)	(166,697)

Total stockholders’ equity	16,605	22,641

Total liabilities and stockholders’ equity	$156,060	$209,734

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share data)
(unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(6,872)	$(11,349)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	14,094	16,760
Decrease in receivables, net	8,895	5,885
Decrease in merchandise inventories	557	10,817
Increase in prepaid expenses and other current assets	(875)	(1,871)
Increase (decrease) in accounts payable	(4,177)	530
Increase (decrease) in payable to affiliate	846	(3,184)
Decrease in accrued liabilities	(23,794)	(15,019)
Minority interest in loss	(20,458)	(29,806)

Net cash flows used in operating activities	(31,784)	(27,237)

Cash flows from investing activities:
Purchases of fixed assets	(3,506)	(3,361)
Sales of marketable securities	—	10,141
Decrease (increase) in other non-current assets	(20)	2,938

Net cash flows from (used in) investing activities	(3,526)	9,718

Cash flows from financing activities:
Proceeds from exercise of stock options	779	1

Net cash flows from financing activities	779	1

Net change in cash and cash equivalents	(34,531)	(17,518)
Cash and cash equivalents at beginning of period	70,144	105,125

Cash and cash equivalents at end of period	$35,613	$87,607

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

     The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the “Company”), barnesandnoble.com llc (“B&N.com”) and BookQuest LLC (“BookQuest”), a wholly owned subsidiary of B&N.com.

     In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of June 30, 2003 and the results of its operations for the three months and six months then ended and its cash flows for the six months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

1.	ORGANIZATION

     The Company is a holding company whose sole asset is a 29.3% equity interest in B&N.com, an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of June 30, 2003, Barnes & Noble, Inc. (“Barnes & Noble”) and Bertelsmann AG (“Bertelsmann”) beneficially own equity interests of 38.0%, (or 57,500 Membership Units and 3,013 shares of Class A Common Stock) and 36.8%, (or 57,500 Membership Units and 1,126 shares of Class A Common Stock), respectively, in B&N.com. Each Membership Unit held by these companies is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss:
As reported	$(3,551)	$(5,686)	$(6,872)	$(11,349)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards ($1,332 and $7,016 for the six months ended June 30, 2003 and June 30, 2002, respectively and $388 and $3,355 for the three months ended June 30, 2003 and June 30, 2002, respectively), net of minority interest	(97)	(926)	(336)	(1,936)

Proforma net loss	$(3,648)	$(6,612)	$(7,208)	$(13,285)

Basic net loss per share:
As reported	$(0.09)	$(0.13)	$(0.17)	$(0.26)
Proforma SFAS No. 123	$(0.09)	$(0.15)	$(0.18)	$(0.30)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS No. 123, with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Average risk free interest rates	4.00%	4.00%	4.00%	4.00%
Average expected life (in years)	5.00	5.00	3.61	5.00
Volatility	50.19%	140.07%	50.19%	140.07%

     The weighted-average fair value of the options granted during the six months ended June 30, 2003 and 2002 was estimated to be $0.54 and $1.12, respectively, and $0.71 and $1.08 for the three months ended June 30, 2003 and 2002, respectively, for options granted at fair market value.

4.	ACCRUED SPECIAL CHARGES

     An impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) was recorded as a component of operating expenses during the fourth quarter of 2001. These charges were primarily related to the impairment of fixed and other assets, including equity investments, as well as the consolidation of fulfillment operations and administrative functions. At June 30, 2003, the accrued liability associated with the special charges was $4,687 and consisted of the following:

	Balance	2003	Balance	Due within	Due after
	31-Dec-02	Payments	30-Jun-03	12 Months	12 Months

Facility/lease termination costs	$4,569	$576	$3,993	$1,560	$2,433
Employee termination benefits	80	30	50	50	—
Other impairment charges	644	—	644	644	—

	$5,293	$606	$4,687	$2,254	$2,433

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

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

     The Company has periodically evaluated whether the declines in fair value of its equity investments are other-than-temporary. This evaluation consisted of reviewing qualitative and quantitative factors including operating results and trends, as well as market prices of public companies operating in the same sector. As of June 30, 2003, the investment in equity method investees had no carrying value as the business entity invested in has ceased all operations and is in the process of being dissolved.

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

     B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. The Company purchased $49,101 and $50,659 from Barnes & Noble representing 36.6% and 39.1% of the Company’s merchandise purchases for the six months ended June 30, 2003 and 2002, respectively. The charges for incremental overhead for the six months ended June 30, 2003 and 2002 were $1,620 and $1,169, respectively.

     Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to fund and provide such services, plus any incremental internal costs. B&N.com was charged $1,496 and $596 for such services during the six months ended June 30, 2003 and 2002, respectively.

     B&N.com purchases merchandise directly from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club were $0 and $304 for the six months ended June 30, 2003 and 2002, respectively.

     B&N.com subleases, from Barnes & Noble, approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged, by Barnes & Noble, $282 and $249 for such subleased space during the six months ended June 30, 2003 and 2002, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

     Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC”) as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $18,722

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

and $14,015, representing 14.0% and 10.8% of the Company’s merchandise purchases, during the six months ended June 30, 2003 and 2002, respectively. In addition, B&N.com was charged by AEC $165 and $136 for database services during the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003 and 2002, $3,785 and $4,481, respectively, remained payable to AEC.

     B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble College Bookstores, Inc. (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the Internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the six months ended June 30, 2003 and 2002, the Company recorded royalty expense of $1,943 and $1,864, respectively, under the terms of this agreement.

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

     B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a “Readers’ Advantage™ card” for an annual membership fee of $25.00 which is non-refundable after the first 30 days of the membership term. With this card, customers can receive discounts of 10 percent on certain Barnes & Noble purchases and 5 percent on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the six months ended June 30, 2003 and 2002 were $1,159 and $788, respectively.

     In the fourth quarter of 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“MSC”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement B&N.com has received $8,464 as of June 30, 2003 from MSC, which represents reimbursement for purchases made with gift cards purchased in a Barnes & Noble store and redeemed on the B&N.com Web site.

     B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the six months ended June 30, 2003 and 2002, B&N.com recorded $1,011 and $205, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during the year 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $536 and $572 for the six months ended June 30, 2003 and 2002, respectively.

     Barnes & Noble subleased warehouse space from the Company in Reno, Nevada. B&N.com charged Barnes & Noble $0 and $500 for such subleased space for the six months ended June 30, 2003 and 2002, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 during the three months ended March 31, 2002, for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002,

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

B&N.com determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly B&N.com agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com during the three months ended March 31, 2002, at cost for approximately $9,877. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002.

     In 2000, B&N.com began purchasing new and used textbooks directly from MBS Textbook Exchange, Inc. (“MBS”), a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the six months ended June 30, 2003 and 2002 were $7,086 and $8,822, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell back used books purchased at B&N.com directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received and recorded as revenue for the six months ended June 30, 2003 and 2002 were $44 and $29, respectively.

     Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop Corp. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $6 and $59 were recorded as revenue for the six months ended June 30, 2003 and 2002, respectively, under this agreement.

     B&N.com has an approximate 46.8% equity stake in enews, inc. (“enews”), a company previously engaged in selling magazine subscriptions on the Internet, and accounted for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”). As of June 30, 2003, the implementation of the Liquidation Plan had been substantially completed and is expected to be concluded by December 31, 2003. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com recorded commissions of $0 and $697 for the six months ended June 30, 2003 and 2002, respectively, and was reimbursed $367 and $232, respectively, for expenses incurred on behalf of enews for the six months ended June 30, 2003 and 2002.

     At June 30, 2003 and 2002, $49,107 and $40,347, respectively, remained payable to Barnes & Noble in connection with the transactions described above.

     Michael N. Rosen, a director of the Company, is also a member of Bryan Cave LLP, outside counsel to the Company and B&N.com.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146 “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The financial impact of SFAS No. 146 does not have a material effect on the Company.

     In November 2002, the EITF reached a consensus on Issue 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“Issue 02-16”), addressing the accounting of cash consideration received by

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2003 and June 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as revenues or a reduction of such costs, as applicable, in the income statement of the customer. The consensus reached also concludes that rebates or refunds based on the customer achieving a specified level of purchases should be recognized as a reduction of cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund, provided the amounts are probable and reasonably estimable. This standard is effective for arrangements entered into after December 31, 2002. Implementation of this standard does not have a material effect on the Company.

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

8.	SUBSEQUENT EVENTS

     In July 2003, Barnes & Noble announced that it reached an agreement with DirectGroup Bertelsmann, the direct-to-customer division of German-based media company Bertelsmann, to acquire all of Bertelsmann’s interest in B&N.com for $164,000 in a combination of cash and notes, equivalent to $2.80 per share or LLC Membership Unit. The transaction is subject to certain closing conditions and is expected to close within 45 days of the date of announcement.

Item 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a holding company whose sole asset is its 29.3% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and is currently ranked the ninth most-trafficked online shopping site, based on the ComScore Media Metrix June 2003 report.

     B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 15.2 million customers in 230 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

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

     As of April 2003, the Company now receives commissions on sales of used and out of print books, through BookQuest, a service that allows independent book dealers to sell their used books on the B&N.com Web site. In accordance with EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” revenues are recorded at the net amount earned as the Company is acting as an agent in such transactions.

     Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets and goodwill. At June 30, 2003, the Company had $48.3 million of fixed assets, net of accumulated depreciation, and $13.8 million of net goodwill, accounting for approximately 39.8% of the Company’s total assets. B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which the Company implemented in 2002, the Company completed its annual impairment test on the goodwill as of November 30, 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

Results of Operations

Net sales

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Net sales	$86,476	$85,837	1%	$192,440	$192,372	—%

     Net sales are comprised of sales of books, music, DVD/video and online courses including outbound shipping and handling charges, net of returns and discounts. In April 2003, the Company began recording in net sales the net commission received on any used and out-of-print product sold by dealers listing their books on the Web site and shipping directly to the Company’s customers as the Company is acting as an agent on these sales. Prior to April 2003, the Company recorded the gross amount of sales of used and out-of-print product in its net sales due to inventory risk placed on the Company. Net sales for the three months ended June 30, 2003 increased 1.0 percent to $86.5 million. Had the company continued to record the gross amount of the used and out-of-print book sales, its total sales for the second quarter would have been $89.6 million. The Company expects net sales for the third quarter ending September 30, 2003 to range between $97 million and $102 million.

Gross profit

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Gross profit	$21,217	$20,172	5%	$47,212	$43,334	9%
Gross margin	24.5%	23.5%		24.5%	22.5%

     Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers and the cost of online courses as well as inbound and outbound shipping costs. Gross profit and gross margin increased for the three months ended June 30, 2003 due to an increase in the Company’s internal fulfillment rate resulting in less reliance on more expensive wholesalers and to the change in the model for selling and distributing used and out-of-print books. The Company expects 2003 gross margin to exceed 2002 results. Quarterly gross margin results will fluctuate due to the timing of promotional activities.

Fulfillment and customer service

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Fulfillment and customer service	$7,951	$8,525	(7%)	$16,956	$17,997	(6%)
Percentage of net sales	9.2%	9.9%		8.8%	9.4%

     Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers, including costs attributable to picking, packing and preparing customer orders for shipment and responding to inquiries from customers. Fulfillment and customer service expenses decreased on an absolute basis and as a percentage of net sales primarily as a result of realizing productivity gains in both fulfillment and customer service as well as a decline in customer contacts per order resulting from improvements to self-service features on the Web site. The Company expects fulfillment and customer service expenses to decrease as a percentage of sales during 2003.

Marketing, sales and editorial

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Marketing, sales and editorial	$6,629	$7,773	(15%)	$15,758	$18,050	(13%)
Percentage of net sales	7.7%	9.1%		8.2%	9.4%

     Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. Marketing, sales and editorial expenses decreased primarily due to the Company’s increased focus on more targeted and measurable marketing programs as well as the renegotiation of many of the Company’s online marketing deals at more advantageous terms. The Company expects to reduce marketing, sales and editorial expenses as a percentage of net sales during 2003.

Technology and web site development

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Technology and web site development	$7,721	$9,256	(17%)	$15,112	$18,832	(20%)
Percentage of net sales	8.9%	10.8%		7.9%	9.8%

     Technology and web site development expenses consist of payroll and related expenses for Web page production and computer network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. Certain costs relating to the development of internal-use software are capitalized and depreciated over three years. The decrease in technology and web site development was primarily attributable to increased infrastructure efficiency and negotiated price reductions in many expense categories. The Company expects technology and web site development expenses to be lower as a percentage of net sales during 2003.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

General and administrative	$6,374	$6,417	(1%)	$12,766	$12,803	—%
Percentage of net sales	7.4%	7.5%		6.6%	6.7%

     General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses including costs to process credit card transactions.

Depreciation and amortization

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Depreciation and amortization	$6,759	$8,433	(20%)	$14,113	$16,525	(15%)
Percentage of net sales	7.8%	9.8%		7.3%	8.6%

     The decrease in depreciation and amortization expenses was the result of lower capital expenditures in fiscal 2003, 2002 and 2001 as compared with fiscal 2000. The carrying balance of goodwill is assessed for recoverability on a periodic basis. In 2002 the Company no longer amortized goodwill due to the adoption of SFAS No. 142.

Equity in net loss of equity investments including related amortization of intangibles

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Equity in net loss of equity investments including related amortization of intangibles	$—	$845	(100%)	$—	$1,374	(100%)
Percentage of net sales	—%	1.0%		—%	0.7%

     Equity in net loss of equity investments (including related amortization of intangibles) consisted of losses from the Company’s equity investment in enews for the second quarter ended June 30, 2002. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million. As of March 31, 2002, there was no remaining goodwill related to equity investments. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of June 30, 2003, the implementation of the Liquidation Plan had been substantially completed and is expected to be concluded by December 31, 2003.

Interest income, net

	Three Months Ended June 30,			Six Months Ended June 30,

	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change

Interest income, net	$26	$457	(94%)	$163	$1,092	(85%)
Percentage of net sales	—%	0.5%		0.1%	0.6%

     Interest income was lower as, compared with last year, as cash balances decreased due to their use as a source of funding the Company’s operations. All available cash is invested in various marketable securities consisting primarily of money market funds containing highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

Income Taxes

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating loss carryforwards, due to the uncertainty of its realizability.

Liquidity and Capital Resources

     As of June 30, 2003, the Company’s cash and cash equivalents were $35.6 million, compared to $70.1 million on December 31, 2002. The Company continues to have a debt-free balance sheet.

     Net cash flows used in operating activities were $31.8 million for the six months ended June 30, 2003 and $27.2 million for the six months ended June 30, 2002. Cash used for the six months ended June 30, 2003 was attributable to a net loss of $6.9 million, minority interest of $20.5 million, a decrease in accrued liabilities of $23.8 million, a decrease of $4.2 million in accounts payable and an increase in prepaid expenses and other current assets of $0.9 million. This was offset by a decrease in receivables of $8.9 million, depreciation and amortization of $14.1 million, a $0.6 million decrease in merchandise inventories and an increase in payable to affiliate of $0.8 million. Cash used for the six months ended June 30, 2002 was attributable to a net loss of $11.3 million, minority interest of $29.8 million, a decrease in accrued liabilities of $15.0 million, a decrease in payable to affiliate of $3.2 million and an increase in prepaid expenses and other current assets of $1.9 million. This was offset by a decrease in receivables of $5.9 million, depreciation and amortization of $16.8 million, a $10.8 million decrease in merchandise inventories and an increase of $0.5 million in accounts payable.

     Net cash flows used in investing activities of $3.5 million for the six months ended June 30, 2003 was attributable to purchases of fixed assets totaling $3.5 million. Net cash flows from investing activities of $9.7 million for the six months ended June 30, 2002 were attributable to a decrease of $2.9 million in other non-current assets and sales of marketable securities of $10.1 million, offset by purchases of fixed assets totaling $3.4 million.

     Net cash flows from financing activities for the six months ended June 30, 2003 were $0.8 million due to proceeds from the exercise of stock options.

     At June 30, 2003, the Company’s principal sources of liquidity consisted of $35.6 million in cash and cash equivalents. As of June 30, 2003, the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company has pledged a portion of its cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At June 30, 2003 and 2002, the total amount of collateral pledged under these agreements was $4.2 million and $4.3 million, respectively. The Company has no unconsolidated majority-owned subsidiaries and no interests in special purpose entities.

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

Item 3:       Quantitative and Qualitative Disclosures about Market Risk

     The Company previously invested in enews primarily for strategic purposes, which had been accounted for under the equity method as it gave the Company the ability to exercise significant influence, but not control, over the investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of June 30, 2003, the implementation of the Liquidation Plan had been substantially completed and is expected to be concluded by December 31, 2003. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million and had no remaining investments accounted for under the equity method.

     B&N.com invests certain of its excess cash in money market funds consisting of debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature in periods greater than one year. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The value of the Company’s marketable securities is subject to market price volatility. As of June 30, 2003, the Company’s cash and cash equivalents totaled approximately $35.6 million.

Item 4:       Controls and Procedures

     Disclosure Controls and Procedures. As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Internal Control Over Financial Reporting. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1:       Legal Proceedings

     No material developments have occurred with respect to previously reported legal proceedings, except as follow:

     As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, there is a class action lawsuit pending in the United States District Court for the Southern District of New York, In Re Initial Public Offering Securities Litigation (the "Action"). The Action originally named over one thousand individuals and 300 corporations, including Fatbrain.com, LLC ("Fatbrain"), a former subsidiary of the Company, and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers' common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933 (the "1933 Act"), as amended against the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the "1934 Act") against the same parties; and (iii) the control person provisions of the 1933 Act and 1934 Act by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied.

     After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding ("MOU"), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers, has been entered into. It is contemplated that a settlement agreement among the defendants and plaintiffs in the Action will be prepared, the terms of which will be consistent with the MOU and which, after execution, will be submitted to the court for approval. The proposed settlement is not expected to have any material adverse impact on the Company.

Item 2:       Changes in Securities and Use of Proceeds

     Not applicable.

Item 3:       Defaults upon Senior Securities

     None.

Item 4:       Submission of Matters to a Vote of Securities Holders

     The Company’s annual meeting of stockholders was held on July 17, 2003.

     The following nominees were elected as Directors, each to serve until the 2006 Annual Meeting of Stockholders and until their respective successors are duly elected and qualified, by the vote set forth below:

Director Class	Nominee	For	Withheld

Class A	William F. Reilly	1,190,037,592	475,839
Class B	Michael N. Rosen	575,000,010	—
Class C	Reinhard Liedl	575,000,010	—

     In addition to the elected Directors noted above, the term of office for the following Directors continued after the Company’s Annual Meeting of Stockholders:

Class A	Class B	Class C

Jan Michiel Hessels	Leonard Riggio	Peter Olson
Patricia Higgins	Stephen Riggio	Ewald Walgenbach

     The appointment of BDO Seidman, LLP as independent certified public accountants for the Company’s fiscal year ending December 31, 2003 was ratified by the vote set forth below:

For	Against	Abstain

1,190,327,002	104,402	82,027

Item 5:       Other Information

     None.

Item 6:       Exhibits and Reports on Form 8-K

               (a) Exhibits

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

3.2	Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.1	Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.3	Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 10-K for the year ended December31, 2000, filed April 2, 2001)

10.4	1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.5	Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.6	Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.7	Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.8	Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.9	Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.10	Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.11	Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.12	Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.14 in the Company’s Form10-K for the year ended December 31, 2000, filed April 2, 2001)

10.13	Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.14	Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.15	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.16	Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensee, and barnesandnoble.com llc, as Licensor. (Incorporated herein by reference to Exhibit 10.18 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.17	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.18	Amendment No. 1 to the Technology Sharing and License Agreement, between BOL.Global, Inc., as Licensor, and barnesandnoble.com llc, as Licensee. (Incorporated herein by reference to Exhibit 10.20 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.19	Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.20	Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.22 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.21	Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.22	Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.24 in the Company’s Form10-K for the year ended December 31, 2000, filed April 2, 2001)

10.23	Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.24	Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form10-K for the year ended December 31, 2000, filed April 2, 2001)

10.25	Web Site Agreement, dated as of January 31, 2001, by and between Textbooks.com, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.27 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.26	Employment Agreement, dated as of October 31, 2002, between the Company and Marie J. Toulantis. (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2002, filed March 27, 2003)

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K

On April 30, 2003, the Company filed a Form 8-K announcing first quarter 2003 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc. (Registrant)

Date: August 14, 2003
	By:	/s/ Kevin M. Frain
Kevin M. Frain
Chief Financial Officer and Vice President, Operations (Principal Accounting and Financial Officer)