Form 10-K
period 2003-12-31
BARNESANDNOBLE COM INC
filed 2004-03-15
CIK 1069665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on June 30, 2003 as reported on the NASDAQ National Market System, was approximately $87,842,624.

      Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of March 1, 2004 was 52,476,325, one and one, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report.

This document contains 60 pages.

Exhibit index located on pages 22-24.

PART I

Item 1.     Business

     General

      barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is its 29.6% interest in barnesandnoble.com llc (“B&N.com”), and whose sole business is acting as sole manager of B&N.com. Through direct membership interests in B&N.com and ownership of common stock in the Company, as of March 1, 2004 Barnes & Noble, Inc. (“Barnes & Noble”) owned a 72.9% economic interest in B&N.com and a 96.3% voting interest in the Company. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com for $2.80 per share or membership unit in B&N.com (“Membership Unit”), payable in a combination of cash and notes. On January 8, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition of the Company by a wholly owned subsidiary of Barnes & Noble. The Merger Agreement provides that at the closing of the merger, the holders of the Company’s outstanding common stock, other than Barnes & Noble and its subsidiaries, will receive $3.05 per share in cash for their shares, and the Company will become a privately held company, wholly owned by Barnes & Noble. The closing of the merger is expected to occur by early second quarter of fiscal 2004.

      B&N.com is a leading internet-based retailer of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has attracted more than 17.0 million customers in 230 countries. B&N.com’s bookstore includes the largest in-stock selection of in-print book titles with access to approximately one million titles for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. The Company now receives commissions on sales of used and out of print books, through BookQuest LLC (“BookQuest”), a service that allows independent book dealers to sell their used books on the B&N.com Web site. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

      According to Jupiter Media Metrix, in December 2003, B&N.com’s Web site was the eleventh most-trafficked shopping site and was among the top 65 largest Web properties on the Internet. Co-marketing agreements with major Web portals such as America Online (“AOL”), GoogleTM and Microsoft Network (“MSN”) as well as content sites have extended B&N.com’s brand recognition and increased consumer exposure to its site. B&N.com has also established a network of remote virtual storefronts across the Internet by creating direct links with more than 189,000 affiliate Web sites.

      The Company believes that B&N.com’s relationships with Barnes & Noble, the nation’s largest bookseller, provides B&N.com with meaningful advantages relative to other online retailers in its category, including:

•	The superior brand recognition of the Barnes & Noble trade name, which is a strong factor in attracting customers;

•	The use of Barnes & Noble’s distribution center as its primary product supplier, which enables B&N.com to offer approximately one million in-stock book titles for immediate delivery, representing the largest standing inventory of any online bookseller; B&N.com is also able to benefit from the supplier relationships maintained by Barnes & Noble with every significant book publisher;

•	The use of Barnes & Noble’s book database as the primary source of bibliographic data, which enables B&N.com to provide its customers with the most authoritative and accurate book data available;

•	The enterprise value of Barnes & Noble, including its network of 842 retail bookstores nationwide, provides significant advantages in attracting strategic partnerships;

•	Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble; and

•	Participation with Barnes & Noble to create and maintain a book buyers’ membership loyalty program, the Barnes & Noble Membership Program (formerly the “Readers’ AdvantageTM card”), which offers discounts and other benefits to members. For a $25 annual membership fee, participating customers receive 10% additional discounts at Barnes & Noble stores and 5% additional discounts at B&N.com. In addition to discounts, member benefits include sign-up premiums and member-only events.

     Industry Background

      E-Commerce. The arena of e-commerce provides retailers with the opportunity to serve a rapidly growing market, fueled by increased consumer acceptance of the Internet as an alternative shopping channel. According to the January 2004 Forrester US eCommerce report, online shopping for 2003 was $107.0 billion. Online shopping is expected to reach $176.8 billion in the year 2006 (Forrester July 2003 US eCommerce report). In Jupiter Research’s January 2004 population model, the U.S. online buying population will grow by 14 percent in 2004 over 2003, representing 30 percent of the U.S. population. According to Jupiter Research, by 2008, one-half of the U.S. population will make purchases online.

      The Book Industry. The size of the U.S. consumer book market, according to Veronis Suhler & Associates, an investment banking firm specializing in, among other things, the publishing industry, was $18.8 billion in 2002, and is expected to grow to $21.6 billion by 2007. According to the National Association of College Stores, Inc., the college textbook market for the 2001 to 2002 academic year was $7.7 billion with used textbooks representing 14.9%.

      Online Shopping Forecast. Forrester Research forecasts accelerating acceptance of the Internet as a channel that consumers will use to purchase a wide range of products. Within the categories of B&N.com’s focus of books, music and DVD/video, Forrester Research forecasts significant growth in online sales for all the categories. Forrester Research estimates that North American online sales of books will grow from $2.8 billion in 2003 to $5.5 billion by 2008. In addition, Forrester Research estimates online sales in 2008 for music and DVD/video to be $2.5 billion up from $1.2 billion in 2003 and $5.6 billion up from $1.8 billion in 2003, respectively.

      Products that are Well Suited for E-Commerce. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, B&N.com’s core categories, books, music and DVD/video, are popular and economical gift items. According to the December 2003 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/ Net Ratings, during the holiday 2003 season (November 1, 2003 to December 12, 2003) the books category increased by 33% over holiday 2002 to comprise $1.0 billion in sales or 7.7 percent of U.S. online spending; and DVD/video sales increased by 89% over holiday 2002 to comprise $1.2 billion in sales or 9.2% of U.S. online spending.

      Broadband vs. Dial-up. Currently most households access the Internet through a dial-up connection, which requires use of a phone line and modem, with maximum speeds of 56 kbps. Broadband access does not use a phone line and has speeds up to ten times faster than dial-up connections, which makes the online shopping experience much faster. A December 2003 Report by ComScore Media Metrix reports that the number of home broadband users has increased by more than 30% in the past year, with 34% of home users now using a high-speed connection. ComScore research has shown that broadband users are at least 50% more likely than narrowband users to complete an online purchase in a given month.

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

      B&N.com’s goals are to increase its customers and revenue base by:

Continually Enhancing the User Experience. B&N.com is committed to making every aspect of browsing and shopping on its Web site an easy and intuitive experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site’s performance metrics are competitive, especially with regard to page download times and the speed of all search functions. Introduced in 2002, BookBrowserTM, powered by a licensed navigation technology, allows users to easily browse millions of books in more than 400,000 categories using a host of criteria including subject, author, format, price range, award winners, recommended books, bestsellers and more. Additionally, BookBrowserTM enables users to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com also strives to make the ordering and checkout process easy, intuitive, fast and secure. In 2002 and 2003, the Company implemented a number of enhancements to both the order checkout process and to the account maintenance function. These improvements continue to assist customers in quickly completing their orders and enable them to easily modify information in their customer accounts. During the first half of 2003, special processing and systems capacity were allocated to handle the hundreds of thousands of pre-orders for the fifth installment in the Harry Potter series.

Providing Rich Editorial Content. B&N.com strives to provide its users with the most accurate and authoritative online database about books and authors. B&N.com’s online database includes editorial content such as excerpts, synopses, book reviews, author biographies and user reviews on more than one million titles. Included in this content are book reviews from many respected industry sources, such as The New Yorker, Publisher’s Weekly, and the Kirkus Reviews. B&N.com’s in-house editorial experts also write and commission feature articles, columns and interviews with popular authors.

In 2003, B&N.com introduced the Book Clubs Center, where customers can find reading group recommendations and free, printable reading group guides for thousands of titles. The Book Clubs Center features a book club “Pick of the Week,” and exclusive free online reading groups with contemporary authors and other literary experts.

In 2003, B&N.com expanded “Meet the Writers”, the exclusive author showcase where users can find comprehensive biographical information, author profiles and interviews, book recommendations and lists of current and forthcoming publications. Meet the Writers also features exclusive audio and video interviews with select authors and a “Writer Alert” program that tells users by e-mail when their favorite authors have published new books.

Offering a Large Product Selection and Fast Delivery. B&N.com has access to the largest in-stock selection of in-print book titles available for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. This includes an extensive selection of English-language books in print as well as millions of out-of-print, rare and used books. B&N.com’s online databases act as a highly searchable catalogue for the full spectrum of English-language books. The Company’s distribution network ensures speedy delivery. B&N.com’s search engine and BookBrowserTM navigation engine allow consumers to search and browse through the Company’s database of approximately one million titles available for immediate delivery.

Extensive Product Offering. B&N.com is focused on becoming the best place to buy books online as well as the most authoritative source for information about books and authors. While B&N.com’s major focus is and will be selling books, the Company believes that offering complementary information products such as music, DVDs/videos and online courses is a natural extension of bookselling. B&N.com’s Music Store features hundreds of thousands of titles, as well as artist biographies, artist interviews and music reviews. The site also offers free music downloads on selected songs and “The Listening Wall”, where users can listen to song samples. B&N.com’s Video Store features tens of thousands of movie titles available in both DVD and VHS formats. Powered by the comprehensive All-Movie Guide database, and organized into 500 genres and more than 800 sub-categories, B&N.com’s Video Store offers an extensive selection of DVD/videos. Users can also access the B&N.com Screening Room featuring over 10,000 of the newest full-length video previews. The Company’s Barnes & Noble University® offers hundreds of non-accredited online free and paid courses each year. Each online course covers a specific book or text and is taught by an author or expert in the field. The course topics include a wide range of subjects from technology and computer skills to literature, writing, business, foreign language and self-help.

In February 2002, the Company launched Barnes & Noble, Jr., featuring a wide selection of books for children of all ages. Barnes & Noble, Jr. also has extensive video and music selections. Streamlining the shopping experience, the new store features clear links between product lines and age-based recommendations within each product line. The fully cross-merchandised Barnes & Noble, Jr. focuses on new releases, celebrated award winners and classics. New in 2003 was an expansion of non-book products for children, which included games, activity kits, puzzles, plush toys, and interactive reading devices.

In May 2003, the Company launched a Gift Center, featuring gifts, games, plush toys, and non-book products. The Gift Center was expanded in September 2003 with over 600 items, including exclusive gift and toy products. The wide selection of gift items has been organized to allow easy browsing, with sections for gifts for readers, scrap booking, and children’s gifts. The Gift Center also features several specialty boutiques for gifts by recipient, such as “Gifts for Travelers” and “Gifts for Newborns and Mothers”.

In September 2003, the Company introduced a Business & Technology and a Medicine & Science store, which merchandise all book titles in these categories. This new feature enables customers to easily find and purchase a comprehensive selection of books especially targeted to professionals. These stores are merchandised by a team of subject category experts in the fields of business, computers, engineering and professional science, law, education, medicine and other health-related professions. Specialized merchandising of these subjects also includes subscription newsletters in medicine, business and computers.

In September 2003 the Company significantly expanded its selection of books in Spanish and launched Libros en Español. Customers can browse Spanish-language titles in thousands of categories by subject, format and price, and get detailed information including first chapters and excerpts. Libros en Español also offers thousands of Latin-music CDs, DVDs and video titles produced in Spanish or with Spanish language tracks. The area also features weekly bestseller lists for Spanish-language adult and children’s books, and its “Meet the Writers” section will feature profiles and interviews of Hispanic authors.

During the 2003 holiday season, the Company featured its annual Holiday Gift Guide. This comprehensive guide featured nearly 3,000 guaranteed in-stock products organized into hundreds of subject and interest categories including art and photography, food and wine, fiction and literature, home and garden, religion and science and nature. Also featured were special, handpicked collections, including Christmas and holiday books, coffee table books and gift books. Music and video selections included music and DVD box sets, bestsellers and holiday selections. Children and teen selections were categorized by age and included special interest collections. New in 2003 was an expanded non-book section featuring products in categories such as games, puzzles, plush toys, home and office, and yoga and wellness.

Building Brand Awareness and Driving Customer Acquisition Through Online Advertising and Promotion. B&N.com will continue to invest in building its online brand through its key relationships. The Company began 2003 with 13.6 million customers and grew this base to more than 17.0 million by year-end. In its advertising and promotion initiatives, B&N.com seeks to continuously drive down the new customer acquisition cost, as well as to get customers to return to the site more frequently and to increase the size of their average purchase per visit. B&N.com has formed significant strategic marketing relations with GoogleTM, AOL and MSN and has established an extensive affiliate network, all designed to build brand awareness and increase customer acquisition.

Maintaining High Levels of Customer Service. The Company believes that high levels of customer service and support are crucial to retaining and expanding B&N.com’s customer base. For the fourth quarter of 2003, B&N.com received one of the top two scores in customer satisfaction of the 70 companies contained in the latest American Customer Satisfaction Index (ACSI), a quarterly survey of consumer attitudes by the University of Michigan. In addition, B&N.com’s score of 86 out of a possible 100 is an increase of nearly 12.0% since the survey’s inception in 2000. This represents one of the largest gains of any company in the survey. B&N.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to its customers.

     Marketing and Promotion

      Online Strategic Alliances. Since inception, B&N.com has aggressively pursued strategic alliances with premier online companies and high-traffic Web sites to drive traffic to its own site. The Company has major affiliations with GoogleTM as well as with AOL’s proprietary service and MSN which are among the world’s largest online shopping destinations.

      Affiliate Network. In addition to securing alliances with the nation’s three highest-trafficked Internet properties, B&N.com has established an affiliate network of more than 189,000 Web sites operated by third parties, whereby Web site operators can earn referral fees by linking users from their sites to the B&N.com site.

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

      B&N.com’s integrated systems and tools provide functionality in the following areas:

Book Database and Search Functionality. B&N.com has seamlessly incorporated the Barnes & Noble book database into the Web site. The Barnes & Noble book database is a comprehensive synthesis of multiple sources of data and content that feeds from publishers and third party sources. B&N.com has also developed a powerful proprietary search engine. Search results can be sorted by user-defined sequences including “bestseller”, “date published”, or in alphabetical sequence. In addition, in 2002 B&N.com introduced BookBrowserTM, a navigation technology that allows customers to easily browse millions of books in more than 400,000 categories. BookBrowserTM also enables customers to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com uses licensed technology to power BookBrowserTM.

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

Employees

      As of February 27, 2004, B&N.com employed 1,001 full-time and part-time employees. B&N.com also employs independent contractors to perform duties in various departments. B&N.com’s employees are not represented by unions, and B&N.com considers its relationship with its employees to be excellent. B&N.com believes that its success is dependent on its ability to attract and retain qualified personnel in numerous areas.

Available Information

      Our investor relations Web site is http://www.barnesandnoble.com/ir. We make available on this Web site under “SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the U.S. Securities and Exchange Commission (“SEC”).

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

      In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250,000 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. On September 30, 2003, the court granted defendants’ motion and dismissed all of plaintiff’s claims. Plaintiff filed a notice of appeal of that decision, which was withdrawn on February 10, 2004.

      There is a class action lawsuit entitled In Re Initial Public Offering Securities Litigation pending since April 2002 in the United States District Court for the Southern District of New York (the “Action”). The Action named over one thousand individuals and 300 corporations, including Fatbrain (a Company subsidiary) and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (“MOU”), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers, has been entered into. A draft settlement agreement has been prepared and circulated among the defendants and plaintiffs in the action, the terms of which are consistent with the MOU and which, after execution, will be submitted to the court for approval. The proposed settlement is not expected to have any material adverse impact on the Company.

      On August 16, 2002, B&N.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill Associates for patent infringement of United States Patent Nos. 5,528,490 (the “490 Patent”), 5,761,649 and 6,029,142. On November 7, 2002, B&N.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On November 27, 2002, B&N.com joined the other defendants in filing a motion to change venue to the United States District Court for the Southern District of Indiana, where an earlier filed case against Compuserve, one of the defendants in the Texas case, was pending involving only the 490 Patent. On January 23, 2003, the court granted the motion to transfer and the transferred case was assigned to Judge McKinney in Indianapolis. On November 24, 2003, the Indiana court dismissed the case which Hill had filed against Compuserve alone (Cause no. IP97-0434-C-M/S, Indiana) with prejudice based on the filing of a covenant not to sue by Hill. Consequently, on November 25, 2003, the Indiana court granted Hill’s motion to retransfer the case back to the U.S. District Court for the Eastern

District of Texas. Compuserve has appealed the dismissal with prejudice and made a motion to stay the retransfer pending the outcome of the appeal, which motion was denied. The retransferred case has been reassigned to Judge Ward in the Eastern District of Texas. B&N.com intends to vigorously defend this action.

      On November 19, 2002, Half Price Books, Records, Magazine, Inc. filed a complaint against B&N.com in the United States District Court for the Northern District of Texas. The complaint alleges trademark infringement and related claims against B&N.com for its use of the term “Half Price Books” on its Web site. B&N.com has responded to the complaint denying plaintiff’s claims. The plaintiff’s motion for preliminary injunction was denied. B&N.com’s motion for summary judgment for dismissal of all of plaintiff’s claims is currently pending before the court. Settlement discussions are occurring through a court appointed mediator. B&N.com intends to vigorously defend itself against this action.

      Following the November 7, 2003 announcement of Barnes & Noble’s proposal to purchase all of the outstanding shares of the Company’s common stock at a price of $2.50 per share in cash, fifteen substantially similar putative class action lawsuits were filed by individual stockholders of the Company against the Company, the Company’s directors and Barnes & Noble in the Delaware Court of Chancery. The complaints in these actions, which purported to be brought on behalf of all of the Company’s stockholders excluding the defendants and their affiliates, generally alleged (i) breaches of fiduciary duty by Barnes & Noble and the Company’s directors, (ii) that the consideration offered by Barnes & Noble was inadequate and constituted unfair dealing and (iii) that Barnes & Noble, as controlling stockholder, breached its duty to the Company’s remaining stockholders by acting to further its own interests at the expense of the Company’s remaining stockholders. The complaints sought to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the proposal. The complaints were eventually consolidated under the caption In re BarnesandNoble.com, Inc. Shareholders Litigation, Consolidated Civil Action No. 042-N.

      On January 8, 2004, the parties executed a Memorandum of Understanding reflecting the parties’ agreement to settle the action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed in good faith to execute as soon as practicable a Stipulation of Settlement providing for, among other things, the release of all claims of the plaintiffs and other members of the class against defendants that were or could have been asserted in the action or in any way arise out of or in connection with the merger. The Stipulation of Settlement also is to expressly provide that the defendants in the action deny that they have committed any violation of law whatsoever and are entering into the Stipulation of Settlement solely to eliminate the burden, expense and distraction of further litigation and to permit the merger to proceed as scheduled.

      The parties subsequently agreed that plaintiffs’ counsel will apply to the court for an award of attorney’s fees and costs in the amount of $600,000 and that defendants will not object to a fee award up to that amount. It was further agreed that defendants would pay or reimburse the costs of mailing. The settlement is contingent upon, among other things, court approval, the merger consideration being $3.05 per share in cash and consummation of the merger.

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

      The Company’s Class A Common Stock is listed on the NASDAQ National Market under the symbol “BNBN” and began trading on May 25, 1999. On March 1, 2004, the Company had 1,190 shareholders of record for the Class A Common Stock. The Company’s Class A Common Stock price at the close of business on March 1, 2004 was $3.04 per share. The Company’s Class B Common Stock and Class C Common Stock, owned by Barnes & Noble, are not listed or traded on any securities exchange.

      The table below sets forth the high and low sale prices of the Company’s Class A Common Stock for the periods indicated, as reported by the NASDAQ National Market.

	High	Low

2003
First Quarter	$1.62	$0.97
Second Quarter	3.00	1.28
Third Quarter	2.85	1.97
Fourth Quarter	2.95	2.17
2002
First Quarter	$2.44	$1.34
Second Quarter	1.69	0.86
Third Quarter	0.99	0.43
Fourth Quarter	2.20	0.46

      The Company has not declared or paid any dividends on its Common Stock and B&N.com has not made any distributions to its members, since their respective dates of initial contribution. Neither the Company nor B&N.com anticipates paying any dividends or distributions, except for amounts that may be distributed by B&N.com to cover income tax liabilities, if any, of its members arising from the taxable income of B&N.com. Cash distributions by B&N.com may also be restricted by future debt covenants. The Company has not had any recent sales of unregistered securities. The Company intends to cause B&N.com to retain future earnings, if any, to finance the expansion of the business of B&N.com.

      For equity compensation plan information, see note 12 to the consolidated financial statements.

Item 6.     Selected Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and consolidated notes thereto appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	barnesandnoble.com inc. and subsidiaries

	(Consolidated)						barnesandnoble.com llc
							and its predecessor
					Proforma
	Year ended	Year ended	Year ended	Year ended	year ended	May 25, 1999 to	January 1, 1999
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	to May 24,
	2003	2002	2001	2000	1999(1)(2)	1999	1999(3)

	(thousands of dollars, except share data)
Statement of Operations Data:
Net sales	$424,815	$422,827	$404,600	$320,115	$193,730	$139,930	$53,800
Cost of sales	320,627	327,258	313,365	261,801	159,937	117,850	42,087

Gross profit	104,188	95,569	91,235	58,314	33,793	22,080	11,713
Operating expenses:
Fulfillment and customer service	36,595	35,990	44,637	49,880	19,395	11,743	7,652
Marketing, sales and editorial	30,390	35,760	61,418	82,620	81,682	59,181	24,140
Technology and web site development	30,725	35,787	45,298	40,397	21,006	15,058	5,948
General and administrative	25,548	26,265	32,362	31,270	18,842	12,582	4,622
Depreciation and amortization	26,167	33,502	41,981	36,088	15,510	10,183	5,327
Impairments and other special charges	—	—	88,213	75,051	—	—	—
Stock-based compensation	—	—	—	11,740	—	—	—
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733	30,728	—	—	—

Total operating expenses	149,425	170,841	342,642	357,774	156,435	108,747	47,689

Loss from operations	(45,237)	(75,272)	(251,407)	(299,460)	(122,642)	(86,667)	(35,976)
Interest income, net	226	1,615	7,041	23,737	20,238	18,615	1,623

Loss before minority interest	(45,011)	(73,657)	(244,366)	(275,723)	(102,404)	(68,052)	(34,353)
Minority interest	33,665	53,525	176,980	210,320	54,253	54,253	—

Net loss — historical	$(11,346)	$(20,132)	$(67,386)	$(65,403)	(48,151)	$(13,799)	(34,353)

Proforma adjustment to minority interest(4)					27,534		27,534

Net loss — proforma					$(20,617)		$(6,819)

Basic net loss per common share	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Basic weighted average common shares outstanding(5)	40,707	43,790	43,787	32,386	28,778	28,797	28,750
Basic net loss per share(5)	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Balance Sheet Data:
Cash and cash equivalents	$68,344	$70,144	$105,125	$179,609	$247,403
Long-term marketable securities	—	—	—	5,000	71,852
Working capital (deficit)	(26,747)	2,281	44,628	156,649	429,674
Total assets	197,958	209,734	287,376	528,935	679,518
Minority interest	22,556	52,305	105,845	282,804	482,896
Equity	12,971	22,641	42,758	110,144	120,682

(1)	Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company’s initial public offering on May 25, 1999.

(2)	The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company’s Initial Public Offering occurred at the beginning of the respective periods.

(3)	Includes the historical results of barnesandnoble.com llc and its predecessor.

(4)	Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5)	For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company’s Initial Public Offering assuming they were issued at the beginning of 1998.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      This report (including but not limited to factors discussed below, in the “Management’s Discussion and Analysis of Financial Condition and Results Of Operations,” as well as those discussed elsewhere in this Annual Report on Form 10-K) may contain certain forward-looking statements (within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934) and information relating to the Company and B&N.com that are based on the beliefs of the management of the Company as well as assumptions made by and information currently available to the management of the Company. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as they relate to the Company, B&N.com or the management of the Company, identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events, the outcome of which is subject to certain risks, including among others general economic and market conditions, changes in product demand, the growth rate of Internet usage and e-commerce, possible disruptions in the Company’s or B&N.com’s computer or telephone systems, possible increases in shipping rates or interruptions in shipping service, the Company’s ability to maintain strategic alliances with AOL, GoogleTM and MSN, effects of competition, possible work stoppages or increases in labor costs or labor shortages, unanticipated adverse litigation results or effects, the performance of B&N.com’s current and future investments and new product initiatives, unanticipated costs associated with B&N.com’s warehouse or the failure to successfully integrate that warehouse into B&N.com’s distribution network, the level and volatility of interest rates, the successful integration of acquired businesses, the factors described below under “Results of Operations,” changes in tax and other governmental rules and regulations applicable to the Company or B&N.com, the successful imposition by state tax authorities of sales or use taxes on products sold by B&N.com to customers in such states, and other factors that may be outside of the Company’s control. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected, intended or planned. Subsequent written and oral forward-looking statements attributable to the Company, B&N.com or persons acting on their behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this report and other reports filed by the Company with the SEC.

     Overview

      The Company is a holding company whose sole asset is its 29.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and is currently ranked the eleventh most-trafficked shopping site, based on the Jupiter Media Metrix December 2003 report.

      B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to more than 17.0 million customers in 230 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

      The results of operations discussed hereafter include the results of the Company and B&N.com for the years ended December 31, 2003, 2002 and 2001. In view of the rapidly changing nature of B&N.com’s business and its limited operating history, the Company believes that period-to-period comparisons of the operating results of B&N.com, including gross profit margin and operating expenses as a percentage of net sales, are not necessarily meaningful and should not be relied upon as an indication of future performance.

Critical Accounting Estimates

      SEC Financial Reporting Release No. 60 requires all companies to include in this item a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the Notes to Consolidated Financial Statements includes a summary of the significant accounting policies and methods used by the Company in the preparation of its Consolidated Financial Statements. The following is a brief discussion of the more critical of these accounting policies and methods.

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

      Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets and goodwill. At December 31, 2003, the Company had $48.5 million of fixed assets, net of accumulated depreciation, and $13.8 million of net goodwill, accounting for approximately 31.5% of the Company’s total assets. B&N.com reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by the Financial Accounting Standards Board (“FASB”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which the Company implemented in 2002, the Company completed its annual impairment test on the goodwill as of November 30, 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. In 2001, the Company recorded an impairment and special charges of $88.2 million of which $29.9 million was related to the impairment of goodwill and $24.8 million was related to the impairment of long-lived assets.

Results of Operations

Net Sales

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Net sales	$424,815	0.5%	$422,827	4.5%	$404,600

      Net sales are comprised of sales of books, music, DVD/video and online courses including outbound shipping and handling charges, net of returns and discounts. In 2003 net sales increased 0.5% to $424.8 million from $422.8 million in 2002. The Company has been recording used and out-of-print sales on a net commission basis since April 2003 due to the launch of a new business arrangement for the used and out-of-print business whereby the company acts as an agent on those sales. Comparable sales reflect the gross amount of used and out-of-print sales, consistent with how these sales were recorded in the prior year. Full-year comparable sales for 2003 were $437.2 million, a 3.4 % increase compared to the prior year. In 2002 sales increased 4.5% to $422.8 million from $404.6 million in the previous year as a result of incremental units sold to new customers as well as repeat purchases from B&N.com’s existing customer base. International sales represented 3.3%, 4.1% and 5.2% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects net sales to range between $435.0 million and $475.0 million for the year ended December 31, 2004.

Gross Profit

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Gross profit	$104,188	9.0%	$95,569	4.8%	$91,235
Gross margin	24.5%		22.6%		22.5%

      Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and outbound and inbound shipping costs. In 2003 gross profit increased to $104.2 million from $95.6 million as a result of the Company’s net sales increase and decrease in cost of sales. The Company’s gross margin improved to 24.5% from 22.6% due to increased efficiencies realized from internal fulfillment operations, the change in the model for used and out-of-print books, as well as less promotional activity during the holiday season. In 2002 gross profit increased to $95.6 million from $91.2 million as a result of the Company’s 4.5% increase in net sales. The gross margin for 2002 was 22.6% as compared with 22.5% for 2001. The Company’s gross margin improved due to an increase in internal fulfillment which was offset by the full year impact of the Company’s “free shipping” promotion, which began in July 2001, and resulted in a reduction to shipping revenue as a percentage of net sales.

Fulfillment and Customer Service

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Fulfillment and customer service	$36,595	1.7%	$35,990	(19.4)%	$44,637
Percentage of net sales	8.6%		8.5%		11.0%

      Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers. In 2003 fulfillment and customer service expenses increased 1.7% to $36.6 million or 8.6% of net sales from $36.0 million or 8.5% of net sales in 2002. The slight increase in fulfillment and customer service expenses was more than offset by the improved profit margin achieved through internal product sourcing. During 2002 fulfillment and customer service expenses decreased 19.4% to $36.0 million from $44.6 million and improved as a percentage of net sales to 8.5% from 11.0%, respectively, as the Company maximized efficiencies from the consolidation of its operations while increasing net sales year over year. B&N.com anticipates that its fulfillment and customer service costs will decrease as a percentage of net sales in 2004 based on anticipated further productivity improvements and expected sales growth.

Marketing, Sales and Editorial

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Marketing, sales and editorial	$30,390	(15.0)%	$35,760	(41.8)%	$61,418
Percentage of net sales	7.2%		8.5%		15.2%

      Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. In 2003, marketing, sales and editorial expenses decreased in absolute dollars to $30.4 million or 7.2% of net sales from $35.8 million or 8.5% of net sales in 2002 primarily due to the improvement in terms of online marketing deals. In 2002, marketing, sales and editorial expenses decreased in absolute dollars to $35.8 million from $61.4 million, and as a percentage of net sales to 8.5% from 15.2%, due to the Company’s increased focus on more targeted and measurable marketing programs as well as the renegotiation of many of the Company’s online marketing deals at more advantageous terms. The Company expects to continue to reduce these expenses as a percentage of net sales in 2004.

Technology and Web Site Development

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Technology and web site development	$30,725	(14.1)%	$35,787	(21.0)%	$45,298
Percentage of net sales	7.2%		8.5%		11.2%

      Technology and web site development expenses consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. In 2003, technology and web site development expenses decreased to $30.7 million or 7.2% of net sales from $35.8 million or 8.5% of net sales due to a reduction in personnel, lower infrastructure costs and less reliance on consultants for on-going operations. In 2002, technology and web site development expenses decreased to $35.8 million or 8.5% of net sales from $45.3 million or 11.2% of net sales, due to increased infrastructure efficiencies, the elimination of expenses associated with operating Fatbrain’s Web site, and rate reductions in many expense categories. B&N.com expects technology and web site development expenses to decrease slightly as a percentage of net sales in 2004.

     General and Administrative

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
General and administrative	$25,548	(2.7)%	$26,265	(18.8)%	$32,362
Percentage of net sales	6.0%		6.2%		8.0%

      General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses, including costs to process credit card transactions. In 2003, general and administrative expenses decreased to $25.5 million or 6.0% of net sales from $26.3 million or 6.2% of net sales primarily due to improved efficiencies. In 2002, the decrease in general and administrative expenses, to $26.3 million or 6.2% of net sales from $32.4 million or 8.0% of net sales, was a result of the Company’s efforts to consolidate operations as well as the result of its continued effort to improve efficiency.

     Depreciation and Amortization

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Depreciation and amortization	$26,167	(21.9)%	$33,502	(20.2)%	$41,981
Percentage of net sales	6.2%		7.9%		10.4%

      The depreciation and amortization expenses decreased in 2003 due to assets purchased in 2000 being fully depreciated throughout the year. The decrease in depreciation and amortization expenses in 2002 is the result of lower capital expenditures in fiscal 2002 and 2001 as compared with fiscal 2000. In 2002 the Company no longer amortized goodwill due to the adoption of SFAS No. 142. Accordingly, the carrying balance of goodwill is assessed for recoverability on an annual basis. Capital expenditures for 2004 are expected to be within the range of $15 million to $20 million.

     Impairments and Other Special Charges

Year ended
December 31,
2001

(in thousands of dollars)
Impairments and other special charges	$88,213
Percentage of net sales	21.8%

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

     Equity in Net Loss of Equity Investments Including Amortization of Intangibles

	Year ended December 31,

	2002	% Change	2001

	(in thousands of dollars)
Equity in net loss of equity investments including amortization of intangibles	$3,537	(87.7)%	$28,733
Percentage of net sales	0.8%		7.1%

      Equity in net loss of equity investments consists of losses from the Company’s equity investments in enews, inc. (“enews”), a retailer of magazine subscriptions on the Internet. In July 2002, the Board of Directors and stockholders of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”). As of December 31, 2003, the implementation of the Liquidation Plan had been substantially completed and was concluded by February 29, 2004. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million. Equity in net loss of equity investments decreased in 2002 in comparison with the prior year period as enews ceased operations in the fourth quarter of 2002. In addition, the 2001 period included other equity investments, which the Company no longer holds, as well as goodwill related to those investments. As of December 31, 2003, there was no remaining goodwill related to equity investments.

     Interest Income, Net

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Interest income, net	$226	(86.0)%	$1,615	(77.1)%	$7,041
Percentage of net sales	0.1%		0.4%		1.7%

      Interest income has continued to decrease year over year from 2002 and throughout 2003 when compared to 2001 as cash and marketable securities balances decreased on average due to their use as a source of funding the Company’s operations. In addition, all through 2003, 2002 and 2001, interest rates on investments significantly decreased compared to rates earned in 2000. Currently, available cash is invested in money market funds containing highly liquid U.S. Treasury Securities, U.S. government agency securities and investments in high quality corporate issuers.

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

     Liquidity and Capital Resources

      The Company finished 2003 with a debt-free balance sheet. At December 31, 2003, the company’s cash and cash equivalents were $68.3 million. At December 31, 2002, the Company’s cash and cash equivalents were $70.1 million, compared with cash, cash equivalents and marketable securities of $115.3 million on December 31, 2001. In addition, at December 31, 2003, 2002 and 2001 the Company had no long-term marketable securities.

      Net cash flows provided by operating activities were $8.0 million for the year ended December 31, 2003. Net cash flows used in operating activities were $39.6 million and $85.2 million for the years ended December 31, 2002 and 2001, respectively. Cash provided by operating activities in 2003 was due to depreciation and amortization of $25.9 million, an increase in payable to affiliates of $23.7 million, an accrued liabilities increase of $6.7 million a decrease in receivables of $9.3 million. This was offset by a net loss of $11.3 million after minority interest of $33.7 million. Additionally, merchandise inventories increased $9.6 million, accounts payable decreased $2.8 million and prepaid expenses and other current assets increased $0.1 million. Cash used in 2002 was due to a net loss of $20.1 million after minority interest of $53.5 million. Additionally, accrued liabilities decreased $20.1 million and prepaid expenses and other current assets increased $0.1 million. This was offset by depreciation and amortization of $33.3 million, an increase in payable to affiliates of $4.7 million, a decrease in receivables of $1.1 million, a decrease in merchandise inventories of $0.3 million, equity in net loss of equity investments including amortization of intangibles of $3.5 million and an increase in accounts payable of $11.4 million. Cash used in 2001 was due to a net loss of $67.4 million after minority interest of $177.0 million. Additionally, accounts payable decreased $14.4 million, accrued liabilities decreased $13.9 million and merchandise inventories increased $0.3 million. This was offset by depreciation and amortization of $42.0 million, an increase in payable to affiliates of $16.4 million, a decrease in receivables of $10.4 million, a decrease in prepaid expenses and other current assets of $2.0 million, impairment and special charges of $88.2 million and equity in net loss of equity investments including amortization of intangibles of $28.7 million.

      Net cash flows used in investing activities were $15.5 million for the year ended December 31, 2003, due to purchases of fixed assets. Net cash flows from investing activities were $4.6 million for the year ended December 31, 2002, due to a $10.1 million redemption of marketable securities, a decrease in acquisition and investments of businesses, net of cash acquired of $0.8 million and a decrease in other non-current assets of $0.1 million; offset by purchases of fixed assets of $6.4 million. Net cash flows from investing activities were $10.8 million for the year ended December 31, 2001, due to a $27.6 million redemption of marketable securities; offset by purchases of fixed assets of $10.5 million, an increase in acquisition and investments of businesses, net of cash acquired of $4.4 million and an increase of $1.9 million in other non-current assets.

      Net cash flows from financing activities were $5.6 million for the year ended December 31, 2003, due to proceeds from the exercise of stock options. There were no cash flows from financing activities in 2002 and 2001.

      At December 31, 2003, the Company’s principal sources of liquidity consisted of $68.3 million of cash and cash equivalents. At December 31, 2002, the Company’s principal sources of liquidity consisted of $70.1 million of cash and cash equivalents. At December 31, 2001, the Company’s cash and cash equivalents totaled $105.1 million and $10.1 million of short-term marketable securities. As of December 31, 2003 the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company expects to gain leverage on previous investments in capital associated with operations, infrastructure and personnel. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

      The following summarizes the Company’s contractual obligations as of December 31, 2003 (in thousands):

	Payments due by period

		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases(1)	40,799	5,041	11,474	7,165	17,119
Purchase obligations	7,252	4,251	3,001	—	—
Service arrangements(2)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	3,367	1,616	1,751	—	—

Total	$51,418	$10,908	$16,226	$7,165	$17,119

(1)	The Company has pledged a portion of its cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At December 31, 2003, the total amount of collateral pledged under these agreements was $4,353.

(2)	The Company has entered into agreements with service providers, which are transaction based and have no minimum commitments.

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

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements (as defined in Item 303 of Regulation S-K).

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Company previously invested in enews primarily for strategic purposes, which had been accounted for under the equity method as it gave the Company the ability to exercise significant influence, but not control, over the investee. This is generally defined as an ownership interest in voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method is appropriate. The Company regularly reviews the carrying value of its investments and identifies and records impairment losses when events and circumstances indicate that such assets are permanently impaired. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of December 31, 2003, the implementation of the Liquidation Plan had been substantially completed and was concluded by February 29, 2004. As of December 31, 2002, the Company had written off its entire investment in enews of $3.3 million and had no remaining investments accounted for under the equity method.

      B&N.com invests certain of its excess cash in money market funds consisting of debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as short-term marketable securities. Long-term marketable securities mature in periods greater than one year. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The value of the Company’s marketable securities is subject to market price volatility. As of December 31, 2003, the Company’s cash and cash equivalents totaled approximately $68.3 million.

Item 8.     Financial Statements and Supplementary Data

      See Exhibit (a)(1).

Item 9.     Changes in and Disagreements with Accountants on Accounting and Disclosure

      None.

Item 9A.     Controls and Procedures

      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003.

Item 11.	Executive Compensation

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003.

Item 14.     Principal Accountant Fees and Services

      The information required in this item is incorporated herein by reference to portions of the Proxy Statement for Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days of the close of the fiscal year ended December 31, 2003.

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

      (a)(3) Exhibits

Exhibit
No.	Description

2.1	Agreement and Plan of Merger, dated as of January 8, 2004, by and among the Company, Barnes & Noble, B&N.com Holding Corp. and B&N.com Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed January 9, 2004)
3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
3.2	Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.1	Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)
10.3	Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.4	1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.5	Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.6	Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)
10.7	Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)
10.8	Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

Exhibit
No.	Description

10.9	Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.10	Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)
10.11	Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.12	Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.14 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.13	Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.14	Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.15	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.16	Amendment No. 1 to the Technology Sharing and License Agreement, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.18 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.17	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.18	Amendment No. 1 to the Technology Sharing and License Agreement, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.20 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.19	Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.20	Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.22 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.21	Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.22	Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.24 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

Exhibit
No.	Description

10.23	Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)
10.24	Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.25	Web Site Agreement, dated as of January 31, 2001, between Textbooks.com, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.27 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)
10.26	Employment Agreement, dated as of October 31, 2002, between the Company and Marie J. Toulantis (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2002, filed March 27, 2003)
21.1	List of Subsidiaries
23.1	Consent of BDO Seidman, LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K:

      On October 29, 2003, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form announcing third quarter 2003 financial results.

      On November 12, 2003, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such form relating to Barnes & Noble’s proposal to purchase in a merger transaction for $2.50 in cash each share of the Company’s common stock that Barnes & Noble does not currently own.

      Subsequent to the end of the fourth quarter, on January 9, 2004, the Company filed a report on Form 8-K pursuant to Items 5 and 7 of such form announcing a definitive merger agreement with Barnes & Noble for $3.05 in cash per share of the Company’s common stock that Barnes & Noble does not currently own and the subsequent dismissal of lawsuits filed with respect to the proposed merger, subject to customary conditions.

      Subsequent to the end of the fourth quarter, on January 30, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form announcing fourth quarter 2003 and fiscal year ended December 31, 2003 financial results.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc.

(Registrant)

By:	/s/ MARIE J. TOULANTIS

Marie J. Toulantis
Chief Executive Officer

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant in the capacities and on the dates indicated:

Name	Capacity	Date

/s/ LEONARD RIGGIO Leonard Riggio	Chairman of the Board	March 15, 2004

/s/ STEPHEN RIGGIO Stephen Riggio	Vice Chairman	March 15, 2004

/s/ MARIE J. TOULANTIS Marie J. Toulantis	Chief Executive Officer (Principal Executive Officer)	March 15, 2004

/s/ KEVIN M. FRAIN Kevin M. Frain	Chief Financial Officer and Vice President, Operations (Principal Accounting and Financial Officer)	March 15, 2004

/s/ MICHAEL N. ROSEN Michael N. Rosen	Secretary and Director	March 15, 2004

/s/ JAN MICHIEL HESSELS Jan Michiel Hessels	Director	March 15, 2004

/s/ PATRICIA HIGGINS Patricia Higgins	Director	March 15, 2004

/s/ WILLIAM F. REILLY William F. Reilly	Director	March 15, 2004

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors barnesandnoble.com inc.

      We have audited the accompanying consolidated balance sheets of barnesandnoble.com inc. and subsidiaries, as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.”

BDO SEIDMAN, LLP

/S/ BDO SEIDMAN, LLP

NEW YORK, NEW YORK
JANUARY 29, 2004

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2002

	(in thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,344	$70,144
Receivables, net of allowance $1,892 and $4,048	5,368	14,631
Merchandise inventories	57,900	48,303
Prepaid expenses and other current assets	4,072	3,991

Total current assets	135,684	137,069

Fixed assets, net	48,474	58,871
Goodwill, net	13,777	13,777
Other non-current assets	23	17

Total assets	$197,958	$209,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,277	$16,071
Accrued liabilities	77,197	70,456
Payable to affiliate	71,957	48,261

Total current liabilities	162,431	134,788

Minority interest	22,556	52,305

Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A: $0.001 par value; 750,000,000 shares authorized; 48,280,087 and 43,802,228 shares issued and outstanding	48	44
Common Stock Series B: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	190,966	189,294
Accumulated deficit	(178,043)	(166,697)

Total stockholders’ equity	12,971	22,641

Total liabilities and stockholders’ equity	$197,958	$209,734

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(in thousands, except per share data)
Net sales	$424,815	$422,827	$404,600
Cost of sales	320,627	327,258	313,365

Gross profit	104,188	95,569	91,235
Operating expenses:
Fulfillment and customer service	36,595	35,990	44,637
Marketing, sales and editorial	30,390	35,760	61,418
Technology and web site development	30,725	35,787	45,298
General and administrative	25,548	26,265	32,362
Depreciation and amortization	26,167	33,502	41,981
Impairments and other special charges	—	—	88,213
Equity in net loss of equity investments, including amortization of intangibles	—	3,537	28,733

Total operating expenses	149,425	170,841	342,642

Loss from operations	(45,237)	(75,272)	(251,407)
Interest income, net	226	1,615	7,041

Loss before minority interest	(45,011)	(73,657)	(244,366)
Minority interest	33,665	53,525	176,980

Net loss — historical	$(11,346)	$(20,132)	$(67,386)

Basic net loss per common share	$(0.28)	$(0.46)	$(1.54)
Basic weighted average common shares outstanding(1)	40,707	43,790	43,787

(1)	All periods exclude the assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
	Stock	Paid-in	Accumulated
	Series A	capital	deficit

	(in thousands)
Balance, December 31, 2000	$44	$189,279	$(79,179)
Net loss, for the year, net of $176,980 minority interest	—	—	(67,386)

Balance, December 31, 2001	$44	$189,279	$(146,565)
Exercise of stock options	—	15	—
Net loss, for the year, net of $53,525 minority interest	—	—	(20,132)

Balance, December 31, 2002	$44	$189,294	$(166,697)

Exercise of stock options, net of $3,975 minority interest	4	1,672	—
Net loss, for the year, net of $33,665 minority interest	—	—	(11,346)

Balance, December 31, 2003	$48	$190,966	$(178,043)

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(11,346)	$(20,132)	$(67,386)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	25,859	33,298	41,981
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733
Impairments and other special charges	—	—	88,213
Changes in certain assets and liabilities, net of effects from acquisition:
Decrease (increase) in receivables, net	9,263	1,067	10,431
Decrease (increase) in merchandise inventories	(9,597)	260	(343)
Decrease (increase) in prepaid expenses and other current assets	(81)	(117)	2,011
Increase (decrease) in accounts payable	(2,794)	11,419	(14,414)
Increase in payable to affiliate	23,696	4,730	16,430
Increase (decrease) in accrued liabilities	6,686	(20,134)	(13,919)
Minority interest in loss	(33,665)	(53,525)	(176,980)

Net cash flows provided by (used in) operating activities	8,021	(39,597)	(85,243)

Cash flows from (used in) investing activities:
Purchases of fixed assets	(15,462)	(6,413)	(10,529)
Sales of marketable securities	—	10,141	27,554
Decrease (increase) in acquisition and investments in businesses, net of cash acquired	—	763	(4,408)
Decrease (increase) in other non-current assets	(6)	110	(1,858)

Net cash flows (used in) from investing activities	(15,468)	4,601	10,759

Cash flows from financing activities:
Proceeds from exercise of stock options	5,647	15	—

Net cash flows from financing activities	5,647	15	—

Net change in cash and cash equivalents	(1,800)	(34,981)	(74,484)
Cash and cash equivalents at beginning of period	70,144	105,125	179,609

Cash and cash equivalents at end of period	$68,344	$70,144	$105,125

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.     Business and Organization

      barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is a 29.6% equity interest in barnesandnoble.com llc (“B&N.com”), an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of December 31, 2003, Barnes & Noble, Inc. (“Barnes & Noble”) beneficially owned an equity interest of 73.0%, (or 115,000 membership units and 4,139 shares of Class A Common Stock) in B&N.com. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com for $2.80 per share or membership unit ($164,000 total), payable in a combination of cash and notes. Each membership unit in B&N.com (“Membership Unit”) held by Barnes & Noble is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

      Prior to October 31, 1998, the business of B&N.com was conducted by a wholly owned subsidiary of Barnes & Noble, which subsidiary was originally incorporated on January 14, 1997 in the State of Delaware under the name Barnes & Noble Online, Inc. (“B&N Online”). Effective October 31, 1998, Barnes & Noble and Bertelsmann completed a transaction that established B&N.com as the owner and operator of the business (the “Formation Transaction”). In connection with the Formation Transaction, B&N Online contributed substantially all of its assets and liabilities to B&N.com at their historical cost and Bertelsmann contributed $150,000 and contributed an additional $50,000 in cash prior to the effective date of the public offering. B&N.com accounted for the investment made by Bertelsmann in B&N.com as a capital contribution. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in B&N.com, and B&N Online changing its name to B&N Sub Corp.

      On March 10, 1999, Barnes & Noble caused B&N Sub Corp. to establish the Company. On May 24, 1999, B&N Sub Corp. transferred its ownership of the Company to B&N.com Holding Corp (“BN.com Holding Corp.”). This resulted in Barnes & Noble owning 100% of BN.com Holding Corp., which owns 100% of the Company. Subsequent to that, the Company filed an amended charter that, among other things, reclassified its outstanding common stock to one share of Class B Common Stock. The Company then issued one share of Class C Common Stock constituting a 50% interest in the Company to a wholly owned subsidiary of Bertelsmann. The completion of the foregoing transactions resulted in Barnes & Noble and Bertelsmann each having a 50% beneficial interest in the Company through their ownership of all of the outstanding Class B and Class C Common Stock.

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

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      On January 8, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition of the Company by a wholly owned subsidiary of Barnes & Noble. The Merger Agreement provides that at the closing of the merger, the holders of the Company’s outstanding common stock, other than Barnes & Noble and its subsidiaries, will receive $3.05 per share in cash for their shares, and the Company will become a privately held company, wholly owned by Barnes & Noble. The closing of the merger is expected to occur by early second quarter of fiscal 2004.

2.	Summary of Significant Accounting Policies

     Consolidation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. The Company’s investment in Fatbrain has been presented in the accompanying consolidated financial statements, as a consolidated wholly owned subsidiary beginning after the effective date of the merger, November 16, 2000. As of April 2003, the Company now receives commissions on sales of used and out of print books, through BookQuest LLC (“BookQuest”), a service that allows independent book dealers to sell their used books on the B&N.com Web site. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company has no unconsolidated majority owned subsidiaries and no interests in special purpose entities.

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

     Merchandise Inventories

      Merchandise inventories are valued at the lower of cost or market as determined on a weighted average basis. B&N.com purchases a majority of its products from two major vendors, Barnes & Noble and AEC One Stop Group, Inc. (“AEC”). Barnes & Noble accounted for 34.5%, 34.2% and 45.2% of B&N.com’s inventory purchases during the years ended December 31, 2003, 2002 and 2001, respectively. AEC accounted for the bulk of the Company’s music and DVD/video purchases and for 15.9%, 13.1% and 10.7% of total inventory purchases during the years ended December 31, 2003, 2002 and 2001, respectively. The Company receives volume-based rebates from certain third party vendors, which is recorded as a reduction to cost of sales.

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

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

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

     Cash and Cash Equivalents

      All highly liquid instruments with an original maturity of three months or less at the time of purchase are classified as cash equivalents.

     Goodwill

      Effective July 1, 2001, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS No. 141”), and effective January 1, 2002, the Company adopted the full provisions of SFAS No. 141 and SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. As a result of adopting SFAS No. 142, the Company ceased amortization of goodwill beginning January 1, 2002. Prior to the adoption of SFAS No. 142, the Company amortized goodwill on a straight-line basis over three years. The Company has no other intangible assets.

      SFAS No. 142 prescribes a two-step process for impairment testing of goodwill. The first step of this test, used to identify impairment, compares the fair value of a reporting unit with its carrying amount including goodwill. The second step (if necessary) measures the amount of the impairment. Using the guidance in SFAS No. 142, the Company has determined that the Company, as a whole, is a reporting unit. The Company’s annual impairment test indicated that the fair value of the reporting unit exceeded the reporting unit’s carrying amount; accordingly, the second step was not necessary. The Company has noted no subsequent indicators that would require testing goodwill for impairment.

      There were no changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002. In 2001, the Company determined that the carrying value of the goodwill was impaired, resulting in a charge of $29,976 against goodwill. (See Note 4).

      Supplemental comparative disclosure, as if the change had been retroactively applied, is as follows:

	For the years ended December 31,

	2003	2002	2001

Net loss	$(11,346)	$(20,132)	$(67,386)
Add back: Amortization of goodwill ($20,129 in 2001) net of minority interest	—	—	5,556

Net loss, as adjusted	$(11,346)	$(20,132)	$(61,830)

Net loss per share:
Net loss	$(0.28)	$(0.46)	$(1.54)
Amortization of goodwill	—	—	0.13

Net loss per share, as adjusted	$(0.28)	$(0.46)	$(1.41)

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

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

      The Company has periodically evaluated whether the declines in fair value of its equity investments are other-than-temporary. This evaluation consisted of reviewing qualitative and quantitative factors including operating results and trends, as well as market prices of public companies operating in the same sector. As of December 31, 2003, all investments in equity method investees have no carrying value as the business entities invested in have ceased all operations and are dissolved.

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

     Advertising Costs

      B&N.com expenses the costs of advertising for magazines, television, radio and other media the first time the advertising takes place. Expenses for such advertising were $5,307, $3,554 and $3,297 for the years ended December 31, 2003, 2002 and 2001, respectively.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

     Technology and Web Site Development

      Technology and web site development expenses included in the accompanying statements of operations consist principally of payroll and related expenses for Web page production, network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications.

     Net Loss Per Share

      Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

      Diluted net loss per share is computed in a manner consistent with basic net loss per share after giving effect to potentially dilutive securities. Diluted net loss per share for the years ended December 31, 2003, 2002 and 2001 excludes the assumed conversion of the outstanding Membership Units of B&N.com into 115,000 shares of Class A Common Stock of the Company and the minority interest in the net loss, because it is not dilutive. Diluted net loss per share for the years ended December 31, 2003, 2002 and 2001 also excludes the effect of outstanding stock options, none of which are dilutive.

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

     Stock Options

      The Company has one stock-based employee compensation plan in effect, which is described more fully in Note 12. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Options which have been repriced have been treated as variable options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and the market price of the stock subsequent to the repricing has not exceeded the exercise price. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

	Year ended December 31,

	2003	2002	2001

Net loss:
As reported	$(11,346)	$(20,132)	$(67,386)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards ($7,034 in 2003, $12,088 in 2002, and $13,518 in 2001), net of minority interest	(1,951)	(3,304)	(3,728)

Proforma net loss	$(13,297)	$(23,436)	$(71,114)

Basic net loss per share:
As reported	(0.28)	(0.46)	(1.54)
Proforma SFAS No. 123	$(0.33)	$(0.54)	$(1.62)

      The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS No. 123, with the following assumptions:

	Year ended December 31,

	2003	2002	2001

Average risk free interest rates	3.65%	4.00%	5.25%
Average expected life (in years)	3.65	5.00	5.00
Volatility	102.27%	140.07%	112.73%

      The weighted-average fair value of the options granted during the years 2003, 2002 and 2001 was estimated to be $1.03, $1.06 and $1.06, respectively, for options granted at fair market value.

3.     Marketable Securities

      B&N.com invests certain of its excess cash in money market funds which invest in debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature in a period greater than one year. B&N.com classifies investments in accordance with SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities”.

      The Company had no marketable securities as of December 31, 2003 and 2002.

4.     Acquisitions

      On November 16, 2000, the Company acquired Fatbrain, the third largest online bookseller, specializing in professional and technical titles for the corporate marketplace, for $61,956 (paid 25% in cash and 75% in stock totaling 12,474 shares). The shares of Fatbrain were transferred to a wholly owned subsidiary of B&N.com in exchange for additional Membership Units. Subsequent to the acquisition Fatbrain had been operated as Fatbrain.com, LLC. The acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements of the Company. The excess of purchase price over the net assets acquired, in the amount of $59,557, was recorded as goodwill and was amortized using the straight-line method over an estimated useful life of three years until the Company adopted SFAS No. 142 in 2002. In the fourth quarter of 2001, the Company determined that the carrying value of the goodwill was impaired, resulting in a charge

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

against the goodwill. The total impairment of $29,976 was determined by basing its fair value calculation on cash flows from Fatbrain over a five-year period. As of December 31, 2003, the net balance of the goodwill on the Fatbrain purchase was $13,777 (net of amortization and impairment charges).

      In connection with the acquisition of Fatbrain in 2000, B&N.com assessed and formulated plans to restructure certain operations of Fatbrain. These plans involved the closure of the Fatbrain fulfillment facility in Kentucky as well as a consolidation of administrative operations reducing the workforce at Fatbrain’s office in Santa Clara, California. The objectives of the plans were to consolidate operations and leverage overhead expenses. The costs associated with the consolidation effort were recorded as liabilities in the purchase business combination and consisted of severance and other employee costs of $1,059 and closure of the facility of $1,876, all of which has been paid by the end of 2002.

      In January 2000, the Company acquired an approximate 32% interest in enews, inc. (“enews”), a retailer of magazine subscriptions on the Internet, and warrants to acquire additional common stock, for $26,428 in cash and 714 shares of the Company’s stock valued at $12,857. During 2001, the Company increased its investment in enews to approximately 49.5%. Due to market conditions and operating expense requirements, it was determined in 2002 to cease operations of enews. In July 2002, the Board of Directors of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”), which was then approved by stockholders of enews owning at least a majority of the outstanding shares of capital stock of enews. As of December 31, 2003, the Liquidation Plan had been substantially completed and was concluded by February 29, 2004. As of December 31, 2002, the Company had written off its remaining investment in enews of $3,320.

      Enews ceased all operations in October 2002. Summarized statement of operations information for enews, for the period during which the Company had an investment, is as follows:

	Year ended

	December 31,	December 31,
	2002	2001

Net sales	$3,964	$6,272
Gross profit (loss)	2,721	3,782
Net loss	$(3,528)	$(14,890)

      In June 2000, B&N.com invested $20,000 in cash for a 25% equity interest in MightyWords, Inc. (“MightyWords”), a provider of digital content. As a result of the purchase of Fatbrain, the Company owned approximately 53% of the shares in MightyWords. The Company had accounted for this acquisition using the equity method of accounting, as control of MightyWords was deemed temporary by the management of B&N.com. In December 2001, MightyWords’ Board of Directors voted to dissolve MightyWords effective as soon as possible. The Company determined that its investment in MightyWords was impaired and took an impairment charge of $2,907 based on the estimated net liquidation value of $3,228. Liquidation of MightyWords was completed in 2002 with a net liquidation value of $3,408.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

5.     Fixed Assets

      Fixed assets, at cost, consist of the following:

	December 31,

	2003	2002

Computers and equipment	$90,827	$83,434
Leasehold improvements	14,969	14,846
Software	72,973	65,026

	$178,769	$163,306
Less: accumulated depreciation	130,295	104,435

Fixed assets, net	$48,474	$58,871

6.     Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2003	2002

Accrued merchandise payables	$40,021	$25,352
Accrued special charges	4,052	5,293
Accrued fixed assets	4,208	752
Accrued compensation	10,229	11,823
Accrued advertising	547	1,365
Accrued gift certificates	5,035	7,566
Other	13,105	18,305

	$77,197	$70,456

7.     Impairments and Special Charges

      Impairment and Special Charges were $88,213 for the year ended December 31, 2001. In the fourth quarter of 2001, B&N.com initiated a company-wide assessment of its cost structure, investments, and other long-term assets including goodwill. In connection with that assessment an impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of Membership Units) were recorded as a component of operating expenses during the fourth quarter of 2001. These charges are primarily related to the following:

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

(in thousands, except per share data)

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

      A summary of the impairment and special charges for the years ended December 31, 2001 is as follows:

December 31,
2001

Facility closure costs	$33,442
Impairment of Fatbrain goodwill	29,976
Impairment of equity investments	9,158
Impairment of fixed and other assets	15,637

Total	$88,213

      The components of the accrued liability associated with the special charges are as follows:

	Balance	2002	Balance	2003	Balance	Due within	Due after
	31-Dec-01	Payments	31-Dec-02	Payments	31-Dec-03	12 Months	12 Months

Facility/ Lease Termination Costs	$6,997	$(2,428)	$4,569	$(1,202)	$3,367	$1,616	$1,751
Employee Termination Benefits	4,436	(4,356)	80	(30)	50	50	—
Accrued Settlement Agreements	2,014	(1,370)	644	(9)	635	635	—

	$13,447	$(8,154)	$5,293	$(1,241)	$4,052	$2,301	$1,751

8.     Income Taxes

      The Company did not provide any current or deferred US federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 2003, the Company had net operating loss carryforwards of approximately $137,028 related to U.S. federal and state jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under the Internal Revenue Code.

      The deferred tax asset as of December 31, 2003 was approximately $51,424, which consisted of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax asset because of uncertainty regarding its realization.

9.     Stockholders’ Equity

      There are three classes of common stock authorized: Class A Common Stock (“Class A Common”), Class B Common Stock (“Class B Common”) and Class C Common Stock (“Class C Common”). The holders of Class A Common generally have rights identical to holders of Class B Common and Class C Common (collectively “High Vote Stock”), except that each holder of Class A Common is entitled to one

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

vote per share and each holder of High Vote Stock is entitled to the number of votes per share equal to: (i) 10, multiplied by the sum of (a) the aggregate number of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units owned by such holder; divided by (ii) the number of shares of High Vote Stock owned by such holder. Pursuant to the Company’s Amended and Restated Certificate of Incorporation (the “Amended Charter”), each share of High Vote Stock entitles the holder to directly elect three of the Company’s directors. Otherwise, holders of Class A Common and High Vote Stock (collectively “Common Stock”) generally will vote together as a single class on all matters (including the election of the directors who are not elected directly by the holders of the High Vote Stock) presented to the stockholders for their vote or approval, except as otherwise required by applicable Delaware law.

      The Board of Directors, currently consisting of six members, is authorized to issue up to an aggregate of 50,000 shares of Preferred Stock. The rights and characteristics of the Preferred Stock are at the discretion of the Board of Directors. There is no Preferred Stock outstanding.

10.     Commitments

      B&N.com currently leases warehouse facilities, office space and equipment under non-cancelable operating leases. Rental expense under operating lease agreements was $5,049, $6,055 and $7,772 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are:

Future
minimum lease
Year Ending December 31,	payments

2004	$5,041
2005	3,872
2006	3,801
2007	3,801
2008	3,801
Thereafter	20,483

$40,799

      The Company has pledged a portion of its cash equivalents for stand-by letters of credit that guarantee certain real property leases. Obligations under Letters of Credit as of December 31, 2003, 2002 and 2001 were $4,353, $3,809 and $3,989, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      Actuarial assumptions used in determining the funded status of the Retirement Plan are as follows:

	December 31,

	2003	2002

Discount rate (beginning of year)	6.50%	7.25%
Discount rate (end of year)	6.25%	6.50%
Expected long-term rate of return on plan assets	8.75%	8.75%
Assumed rate of compensation increase	N/A	N/A

      The following table sets forth the funded status of the Retirement Plan and the pension liability recognized for the Retirement Plan in the accompanying balance sheets:

	December 31,

	2003	2002

Actuarial present value of benefit obligation:
Vested benefits	$(845)	$(684)
Non-vested benefits	(94)	(189)

Accumulated benefit obligation	(939)	(873)
Effect of projected future compensation increases	—	—

Projected benefit obligation	(939)	(873)
Plan assets at market value	988	827

Excess (deficiency) of plan assets over projected benefit obligation	49	(46)
Unrecognized net actuarial loss	339	442
Unrecognized net obligation remaining	—	—
Unrecognized prior service cost	—	—
Pension asset	$388	$396

      The Company’s Retirement Plan allocation at December 31, 2003 and 2002, target allocation for 2004 and expected long-term rate of return by asset category are as follows:

		Percentage of
		plan assets at
	Target	December 31,		Weighted average
	allocation			expected long-term rate
Asset Category	2003	2003	2002	of return — 2004

Large Capitalization Equities	25.0%	24.9%	21.5%	2.9%
Mid Capitalization Equities	15.0	14.9	15.0	1.7
Small Capitalization Equities	15.0	15.1	15.2	1.7
International Equities	5.0	5.5	5.1	0.6
Fixed Income Core Bonds	35.0	33.1	34.4	1.9
Global Bonds	5.0	4.4	5.6	0.3
Cash	0.0	2.1	3.2	0.0

Total	100.0%	100.0%	100.0%	9.1%

      The Company’s investment strategy is to obtain the highest possible return commensurate with the level of assumed risk. Investments are very well diversified within each of the major asset categories.

      The expected long-term rate of return is figured by using the target allocation and expected returns for each class as in the table stated above. The actual historical returns are also relevant. Annualized returns for periods ending December 31, 2003 have been as follows: 23.7% for one year and 6.7% for five years.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      We expect that there will be no regulatory funding requirements that will need to be made during the fiscal year ending December 31, 2004. It is also expected that the maximum tax-deductible contributions will be $0 under Internal Revenue Service rules.

      The Accumulated Benefit Obligation of the Retirement Plan was as follows:

	December 31,	December 31,
	2003	2002

Accumulated Benefit Obligation	$939	$873

      Expected benefit payments are as follows over future years:

1/1/2004 — 12/31/2004	$6
1/1/2005 — 12/31/2005	8
1/1/2006 — 12/31/2006	10
1/1/2007 — 12/31/2007	12
1/1/2008 — 12/31/2008	22
1/1/2009 — 12/31/2013	144

      B&N.com is a participating employer in a defined contribution plan (the “Savings Plan”), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation on a pre-tax basis. B&N.com’s contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction. The Fatbrain Savings Plan was merged into the Savings Plan on November 1, 2001. Charges for the Savings Plan were $741, $796 and $794 for each of the years ended December 31, 2003, 2002 and 2001, respectively.

      B&N.com’s Deferred Compensation Plan is a non-qualified plan, eligibility for which is limited to “Eligible Executives,” who include: (i) the Company’s employees who became B&N.com employees on November 1, 1998 and were eligible to participate in the Barnes & Noble deferred compensation plan on October 31, 1998; and (ii) the Company’s employees whose base salary for a calendar year exceeds $130. An Eligible Executive may elect in each year he or she is an Eligible Executive to defer no less than $5 and no more than 50% of his or her base salary to a Deferral Account. The Deferral Account of each Eligible Executive who elects to participate in the Deferred Compensation Plan (a “Participant”) is credited or debited with investment earnings or losses based upon the performance of the investment fund or index selected by the Participant from among alternatives selected by an Administrative Committee appointed by the Compensation Committee of the Board of Directors.

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

      Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com’s general assets to the extent not paid by a grantor trust that the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination. In 2003 the Company paid $25 in relation to the Deferred Compensation Plan.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

12.     Stock Incentive Plan

      As of December 31, 1998, B&N.com had one incentive plan (the “1998 Plan”) under which stock options were granted to key officers, employees, consultants, advisors, and managers of B&N.com and its subsidiaries and affiliates. The Compensation Committee of the Board of Managers was responsible for the administration of the 1998 Plan. Generally, options were granted at fair market value, began vesting one year after grant in 25% increments, were to expire 10 years from issuance and were conditioned upon continual employment during the vesting period. Options granted under the 1998 Plan were replaced with options to purchase shares of the Class A Common of the Company under the Company’s 1999 Incentive Plan (the “1999 Plan”). The 1999 Plan is substantially the same as the 1998 Plan, and is administered by the Compensation Committee of the Company’s Board of Directors. The 1999 Plan allows the Company to grant options to purchase 25,500 shares of the Company’s Class A Common.

      A summary of the status of stock options as of December 31, 2003 is presented below:

	Outstanding options

		Weighted average
	Number of	exercise price
	shares	per share

Balance December 31, 2002	18,172	$3.11
Options granted	2,421	1.48
Options forfeited	(1,173)	4.46
Options exercised	(4,478)	1.29

Balance December 31, 2003	14,942	$3.29

      The following table summarizes information as of December 31, 2003 concerning outstanding and exercisable options:

		Options outstanding
				Options exercisable
		Weighted average
Range of		remaining	Weighted average		Weighted average
exercise price	Number	contractual	exercise price	Number	exercise price
per share	outstanding	life (in years)	per share	exercisable	per share

0.8000 — 2.4300	8,439	7.74	$1.25	8,292	$1.22
2.5000 — 4.9062	3,385	4.55	3.79	3,385	3.79
5.1250 — 8.0000	2,563	5.61	7.93	2,563	7.93
8.1250 — 18.3750	555	6.33	9.43	555	9.43

	14,942	6.60	$3.29	14,795	$3.28

      Grants during 2003, 2002 and 2001 were at fair value; therefore, no compensation expense was recorded.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      Equity Compensation Plan information for the year ended December 31, 2003 is as follows:

Number of
	Number of		securities remaining
	securities to be		available for future
	issued upon	Weighted-average	issuance under
	exercise of	exercise prices of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected
Plan Category	and rights	and rights	in column (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	14,942	$3.29	4,217
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	14,942	$3.29	4,217

13.     Litigation

      In August 1998, The Intimate Bookshop, Inc. and its owner, Wallace Kuralt, filed a lawsuit in the United States District Court for the Southern District of New York against a predecessor of the Company, Barnes & Noble, Borders Group, Inc. and others, alleging violation of the Robinson-Patman Act and other federal law, New York statutes governing trade practices and common law. In March 2000, a Second Amended Complaint was served on the Company and other defendants alleging a single cause of action for violations of the Robinson-Patman Act. The Second Amended Complaint claims that The Intimate Bookshop, Inc. has suffered damages of $11,250 or more and requests treble damages, costs, attorneys’ fees and interest, as well as declaratory and injunctive relief prohibiting the defendants from violating the Robinson-Patman Act. The Company served an Answer in April 2000 denying the material allegations of the Second Amended Complaint and asserting various affirmative defenses. On January 11, 2002, the Company and the other defendants filed a motion for summary judgment. A hearing on that motion was held on March 22, 2002. On September 30, 2003, the court granted defendants’ motion and dismissed all of plaintiff’s claims. Plaintiff filed a notice of appeal of that decision, which was withdrawn on February 10, 2004.

      There is a class action lawsuit entitled In Re Initial Public Offering Securities Litigation pending since April 2002 in the United States District Court for the Southern District of New York (the “Action”). The Action named over one thousand individuals and 300 corporations, including Fatbrain (a Company subsidiary) and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (“MOU”), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers, has been entered into. A draft settlement agreement has been prepared and circulated among the defendants and plaintiffs in the action, the terms of which are consistent with the MOU and which,

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

after execution, will be submitted to the court for approval. The proposed settlement is not expected to have any material adverse impact on the Company.

      On August 16, 2002, B&N.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill Associates for patent infringement of United States Patent Nos. 5,528,490 (the “490 Patent”), 5,761,649 and 6,029,142. On November 7, 2002, B&N.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On November 27, 2002, B&N.com joined the other defendants in filing a motion to change venue to the United States District Court for the Southern District of Indiana, where an earlier filed case against Compuserve, one of the defendants in the Texas case, was pending involving only the 490 Patent. On January 23, 2003, the court granted the motion to transfer and the transferred case was assigned to Judge McKinney in Indianapolis. On November 24, 2003, the Indiana court dismissed the case which Hill had filed against Compuserve alone (Cause no. IP97-0434-C-M/S, Indiana) with prejudice based on the filing of a covenant not to sue by Hill. Consequently, on November 25, 2003, the Indiana court granted Hill’s motion to retransfer the case back to the U.S. District Court for the Eastern District of Texas. Compuserve has appealed the dismissal with prejudice and made a motion to stay the retransfer pending the outcome of the appeal, which motion was denied. The retransferred case has been reassigned to Judge Ward in the Eastern District of Texas. B&N.com intends to vigorously defend this action.

      On November 19, 2002, Half Price Books, Records, Magazine, Inc. filed a complaint against B&N.com in the United States District Court for the Northern District of Texas. The complaint alleges trademark infringement and related claims against B&N.com for its use of the term “Half Price Books” on its Web site. B&N.com has responded to the complaint denying plaintiff’s claims. The plaintiff’s motion for preliminary injunction was denied. B&N.com’s motion for summary judgment for dismissal of all of plaintiff’s claims is currently pending before the court. Settlement discussions are occurring through a court appointed mediator. B&N.com intends to vigorously defend itself against this action.

      Following the November 7, 2003 announcement of Barnes & Noble’s proposal to purchase all of the outstanding shares of the Company’s common stock at a price of $2.50 per share in cash, fifteen substantially similar putative class action lawsuits were filed by individual stockholders of the Company against the Company, the Company’s directors and Barnes & Noble in the Delaware Court of Chancery. The complaints in these actions, which purported to be brought on behalf of all of the Company’s stockholders excluding the defendants and their affiliates, generally alleged (i) breaches of fiduciary duty by Barnes & Noble and the Company’s directors, (ii) that the consideration offered by Barnes & Noble was inadequate and constituted unfair dealing and (iii) that Barnes & Noble, as controlling stockholder, breached its duty to the Company’s remaining stockholders by acting to further its own interests at the expense of the Company’s remaining stockholders. The complaints sought to enjoin the proposal or, in the alternative, damages in an unspecified amount and rescission in the event a merger occurred pursuant to the proposal. The complaints were eventually consolidated under the caption In re BarnesandNoble.com, Inc. Shareholders Litigation, Consolidated Civil Action No. 042-N.

      On January 8, 2004, the parties executed a Memorandum of Understanding reflecting the parties’ agreement to settle the action. Pursuant to the terms of the Memorandum of Understanding, the parties agreed in good faith to execute as soon as practicable a Stipulation of Settlement providing for, among other things, the release of all claims of the plaintiffs and other members of the class against defendants that were or could have been asserted in the action or in any way arise out of or in connection with the merger. The Stipulation of Settlement also is to expressly provide that the defendants in the action deny that they have committed any violation of law whatsoever and are entering into the Stipulation of Settlement solely to eliminate the burden, expense and distraction of further litigation and to permit the merger to proceed as scheduled.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      The parties subsequently agreed that plaintiffs’ counsel will apply to the court for an award of attorney’s fees and costs in the amount of $600 and that defendants will not object to a fee award up to that amount. It was further agreed that defendants would pay or reimburse the costs of mailing. The settlement is contingent upon, among other things, court approval, the merger consideration being $3.05 per share in cash and consummation of the merger.

      In addition to the litigations described above, the Company and B&N.com are involved in various legal proceedings incidental to the conduct of their business. The Company does not believe that any of those legal proceedings will have a material adverse effect on the financial condition, results of operations or cash flows of the Company or B&N.com.

14.     Related Party Transactions

      B&N.com has entered into agreements with Barnes & Noble, Bertelsmann and their affiliates. The Company believes that the transactions and agreements discussed below (including renewals of any existing agreements) between B&N.com and its affiliates are comparable to B&N.com as could be obtained from unaffiliated parties. The Board of Directors and the Audit Committee must approve in advance any proposed transaction or agreement with affiliates and will utilize procedures in evaluating the terms and provisions of such proposed transaction or agreement as are appropriate in light of the fiduciary duties of directors under Delaware law.

      B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. B&N.com purchased $114,172, $106,167 and $126,217 from Barnes & Noble representing 35%, 34% and 45% of its purchases for the years ended December 31, 2003, 2002 and 2001, respectively. The charges for incremental overhead for the years ended December 31, 2003, 2002 and 2001 were $3,705, $2,519 and $2,369, respectively.

      Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to fund and provide such services, plus any incremental internal costs. B&N.com was charged $1,990, $3,491 and $4,144 for such services during the years ended December 31, 2003, 2002 and 2001, respectively.

      B&N.com purchased merchandise directly from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com’s purchases from Calendar Club were $1,320, $1,740 and $1,110 for the years ended December 31, 2003, 2002 and 2001, respectively.

      B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $561, $498 and $486 for such subleased space during the years ended December 31, 2003, 2002 and 2001, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

      Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC”) as its main music supplier, and as one of its suppliers of DVD/ video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $52,257, $40,536 and $29,759 in connection with this agreement for merchandise purchased during the years ended December 31, 2003, 2002 and 2001, respectively. In addition, B&N.com was charged by AEC $490, $403 and $279 for database services during the years ended December 31, 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, $7,939 and $9,008, respectively, remained payable to AEC.

      B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and B&N College (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the years ended December 31, 2003, 2002 and 2001, the Company recorded royalty expense of $3,984, $3,485 and $5,981, respectively, under the terms of this agreement.

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

      B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a subscription to the Barnes & Noble Membership Program (formerly the “Readers’ AdvantageTM card”) for an annual membership fee of $25.00, which is non-refundable after the first 30 days of the membership term. With this membership card, customers can receive discounts of 10% on all Barnes & Noble purchases and 5% on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the years ended December 31, 2003, 2002 and 2001 was $2,691, $1,359 and $636, respectively.

      In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement B&N.com has received $10,568 and $2,669 as of December 31, 2003 and 2002, respectively from Marketing Services Corp., which represents reimbursement for purchases made with gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

      B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the years ended December 31, 2003, 2002 and 2001, B&N.com recorded $2,357, $1,792 and $987, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

addition, during 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $1,434, $1,280 and $383 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Barnes & Noble subleased warehouse space from B&N.com in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $1,882 for such subleased space for the years ended December 31, 2002 and 2001, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002, the Company determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, the Company agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $943 in relation to these expenses for the year ended December 31, 2002.

      In 2000, B&N.com began purchasing new and used textbooks directly from MBS Textbook Exchange, Inc. (“MBS”), a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the years ended December 31, 2003, 2002 and 2001 were $13,829, $17,223 and $13,206, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received and recorded as revenue for the years ended December 31, 2003, 2002 and 2001 were $75, $58 and $16, respectively.

      Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop Corp. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $8, $65 and $33 were recorded as revenue for the years ended December 31, 2003, 2002 and 2001, respectively, under this agreement.

      B&N.com has an approximate 46.8% equity stake in enews, a company previously engaged in selling magazine subscriptions on the Internet, and accounted for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved the Liquidation Plan. As of December 31, 2003, the implementation of the Liquidation Plan had been substantially completed and was concluded by February 29, 2004. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com recorded commissions of $909 and $590 for the years ended December 31, 2002 and 2001, respectively, and was reimbursed $488, $524 and $295, respectively, for expenses incurred on behalf of enews for the years ended December 31, 2003, 2002 and 2001.

      At December 31, 2003 and 2002, $71,957 and $48,261, respectively, remained payable to Barnes & Noble in connection with the transactions described above.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      In July 2003, Barnes & Noble announced that it reached an agreement with DirectGroup Bertelsmann, the direct-to-customer division of German-based media company Bertelsmann, to acquire all of Bertelsmann’s interest in B&N.com for $164,000 in a combination of cash and notes, equivalent to $2.80 per share or Membership Unit. The transaction closed on September 15, 2003.

      Michael N. Rosen, a director and Secretary of the Company, is also a member of Bryan Cave LLP, outside counsel to the Company and B&N.com.

15.     Quarterly Financial Data (Unaudited)

      The following tables set forth, for the periods indicated, selected unaudited financial data.

	Three months ended

	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003

Net sales	$133,382	$98,993	$86,476	$105,964
Gross profit	32,670	24,305	21,217	25,996
Net loss	(1,405)	(3,069)	(3,551)	(3,321)
Basic net loss per common share(1)	$(0.03)	$(0.08)	$(0.09)	$(0.08)
Weighted average shares	42,527	40,247	39,772	43,802

	Three months ended

	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002

Net sales	$127,880	$102,575	$85,837	$106,535
Gross profit	27,657	24,578	20,172	23,162
Net loss	(3,968)	(4,815)	(5,686)	(5,663)
Basic net loss per common share(1)	$(0.09)	$(0.11)	$(0.13)	$(0.13)
Weighted average shares	43,790	43,788	43,788	43,787

	Three months ended

	December 31,		September 30,	June 30,	March 31,
	2001		2001	2001	2001

Net sales	$115,037		$96,838	$83,684	$109,041
Gross profit	24,438		21,181	20,489	25,127
Net loss	(35,251	)(2)	(10,558)	(10,590)	(10,987)
Basic net loss per common share(1)	$(0.81)		$(0.24)	$(0.24)	$(0.25)
Weighted average shares	43,787		43,787	43,787	43,787

(1)	Assumed conversion of Membership Units or exercises of stock options are not included, as it does not result in dilution.

(2)	Includes impairment and other special charges of $88,213 for the three months ended December 31, 2001.