Form 10-Q/A
period 2003-09-30
BARNESANDNOBLE COM INC
filed 2004-04-27
CIK 1069665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

AMENDMENT NO. 1

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of November 10, 2003 was 48,907,749, one and one, respectively.

barnesandnoble.com inc.

EXPLANATORY NOTE

     This Form 10-Q/A is being filed for the purpose of amending (i) Part I, Item 1 “Financial Statements” and (ii) Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, which was filed by barnesandnoble.com inc. on November 14, 2003. The purpose of this amendment is to reflect the push down accounting treatment of Barnes & Noble, Inc.’s acquisition of Bertelsmann AG’s entire interest in barnesandnoble.com llc and barnesandnoble.com inc., which resulted in Barnes & Noble, Inc. increasing its voting interest in barnesandnoble.com inc. from approximately 48.4% to approximately 96.6%.

PART I
FINANCIAL INFORMATION

Item 1: Financial Statements

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
Net sales	$98,993	$102,575	$291,433	$294,947
Cost of sales	74,688	77,997	219,915	227,034

Gross profit	24,305	24,578	71,518	67,913

Operating expenses:
Fulfillment and customer service	8,457	8,240	25,413	26,237
Marketing, sales and editorial	7,187	8,682	22,945	26,731
Technology and web site development	8,056	8,190	23,168	27,022
General and administrative	6,572	6,998	19,338	19,802
Depreciation and amortization	6,210	8,428	20,322	24,953
Equity in net loss of equity investments including related amortization of intangibles	—	1,805	—	3,179

Total operating expenses	36,482	42,343	111,186	127,924
Loss from operations	(12,177)	(17,765)	(39,668)	(60,011)
Interest income, net	22	303	186	1,395

Loss before minority interest	(12,155)	(17,462)	(39,482)	(58,616)
Minority interest	9,086	12,647	29,541	42,452

Net loss	$(3,069)	$(4,815)	$(9,941)	$(16,165)

Basic net loss per common share	($0.08)	($0.11)	($0.25)	($0.37)
Basic weighted average common shares outstanding (1)	40,247	43,788	40,090	43,788

(1)	Excludes assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)

	Restated post-	Pre-
	acquisition,	acquisition,
	September 30,	December 31,
	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,959	$70,144
Receivables, net of allowance $1,889 and $4,048, respectively	5,524	14,631
Merchandise inventories	47,993	48,303
Prepaid expenses and other current assets	4,122	3,991

Total current assets	95,598	137,069

Fixed assets, net	59,795	58,871
Goodwill	102,137	13,777
Trade name	44,700	—
Intangible assets, net	4,800	—
Other non-current assets	20	17

Total assets	$307,050	$209,734

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,536	$16,071
Accrued liabilities	54,871	70,456
Payable to affiliate	51,715	48,261

Total current liabilities	119,122	134,788

Minority interest	173,966	52,305
Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A: $0.001 par value; 750,000,000 shares authorized; 44,594,993 and 43,802,228 shares issued and outstanding	44	44
Common Stock Series B: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	190,555	189,294
Accumulated deficit	(176,637)	(166,697)

Total stockholders’ equity	13,962	22,641

Total liabilities and stockholders’ equity	$307,050	$209,734

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share data)
(unaudited)

	Nine Months Ended
	September 30,	September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(9,941)	$(16,165)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	20,303	25,142
Decrease in receivables, net	9,107	3,684
Decrease (increase) in merchandise inventories	310	(1,058)
Increase in prepaid expenses and other current assets	(131)	(820)
Increase (decrease) in accounts payable	(3,535)	12,006
Increase (decrease) in payable to affiliate	3,454	(3,999)
Decrease in accrued liabilities	(15,585)	(16,764)
Minority interest in loss	(29,541)	(42,452)

Net cash flows used in operating activities	(25,559)	(40,426)

Cash flows from investing activities:
Purchases of fixed assets	(7,827)	(5,254)
Sales of marketable securities	—	10,141
Decrease (increase) in other non-current assets	(2)	4,396

Net cash flows from (used in) investing activities	(7,829)	9,283

Cash flows from financing activities:
Proceeds from exercise of stock options	1,203	1

Net cash flows from financing activities	1,203	1

Net change in cash and cash equivalents	(32,185)	(31,142)
Cash and cash equivalents at beginning of period	70,144	105,125

Cash and cash equivalents at end of period	$37,959	$73,983

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

1. ORGANIZATION

     The Company is a holding company whose sole asset is a 29.8% equity interest in B&N.com, an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of September 30, 2003, Barnes & Noble, Inc. (“Barnes & Noble”) beneficially owns an equity interest of 74.7%, (or 115,000 Membership Units and 4,139 shares of Class A Common Stock) in B&N.com. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com for $2.80 per share or Membership Unit ($165,406 total), payable in a combination of cash and notes. Each Membership Unit held by Barnes & Noble is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

     On September 15, 2003 Barnes & Noble completed its acquisition of all of Bertelsmann’s interest in the Company and B&N.com resulting in Barnes & Noble increasing its beneficial equity interest in the Company from approximately 38.0% to approximately 74.7% and its voting interest from approximately 48.4% to approximately 96.6%. The purchase price paid by Barnes & Noble was $165,406 (including acquisition costs of $1,253), equivalent to $2.80 per share or Membership Unit. As a result of the substantial change in ownership from this transaction, push down accounting has been applied to the Company’s financial statements. Accordingly, the proportionate share of the Company’s assets acquired and liabilities assumed have been adjusted to reflect Barnes & Noble’s basis. The $151,260 step-up resulting from the purchase price allocation was credited to the minority interest attributable to Barnes & Noble.

     Based upon a preliminary assessment of the fair values, the allocation of the purchase price to the approximately 36.8% proportionate amount of assets acquired and the liabilities assumed by Barnes & Noble was as follows:

Current assets	$35,370
Hardware and software	23,600
Other tangible assets	6,973
Customer list and relationships	4,800
Trade name	44,700
Goodwill	93,372

Total assets acquired	208,815
Liabilities assumed	43,409

Total purchase price	$165,406

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2003 and September 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

     Hardware and software have been assigned preliminary estimated useful lives of four years. The customer list and relationships intangible asset has been assigned a preliminary useful life of four years to be amortized on an accelerated basis based on estimated usage, whereby a substantial portion of the asset will be amortized in the first year. The above preliminary purchase price allocation is subject to revision as more detailed analysis is completed and additional information on the fair value of assets and liabilities of the Company becomes available. Barnes & Noble has engaged an independent third party to perform a valuation analysis. The final purchase price allocation is expected to be completed by the second quarter of 2004. It is possible that some or all of the preliminary amounts may change. The final allocation to goodwill and the trade name (which is considered to have an indefinite life and will not be amortized) will be tested at least annually for impairment in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

     As a result of the above noted preliminary purchase price allocation, the accompanying balance sheet as of September 30, 2003 has been labeled Restated post-acquisition to indicate the new basis of accounting reflected as of that date. A similar distinction has not been reflected in the accompanying statement of operations, since the amounts reported for sales, net loss and net loss per share would not differ from those previously reported because the additional amortization resulting from the purchase price adjustments would have all been attributable to the minority interest in the statement of operations. Similarly, the pro forma results of the Company assuming the acquisition of Bertelsmann’s interest by Barnes & Noble had occurred on January 1, 2003 would not differ from previously reported sales, net loss and net loss per share, and therefore have not been provided.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2003 and September 30, 2002
(in thousands of dollars, except per share data)
(unaudited)

     In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this standard are effective for fiscal years ending after December 15, 2002. The Company has elected to continue using the intrinsic value method and has incorporated these expanded disclosures into the footnotes to the Company’s consolidated financial statements included herein.

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

     Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets and goodwill. At September 30, 2003, the Company had $59.8 million of fixed assets, net of accumulated depreciation, and $102.1 million of net goodwill, accounting for approximately 52.7% of the Company’s total assets. B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by SFAS Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which the Company implemented in 2002, the Company completed its annual impairment test on the goodwill as of November 30, 2002 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

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

Equity in net loss of equity investments including related amortization of intangibles

	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change
Equity in net loss of equity investments including related amortization of intangibles	$—	$1,805	(100%)	$—	$3,179	(100%)
Percentage of net sales	—%	1.8%		—%	1.1%

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

Interest income, net

	Three Months Ended September 30,			Nine Months Ended September 30,
	(in thousands of dollars)			(in thousands of dollars)
	2003	2002	% Change	2003	2002	% Change
Interest income, net	$22	$303	(93%)	$186	$1,395	(87%)
Percentage of net sales	—%	0.3%		0.1%	0.5%

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

Item 4: Controls and Procedures

     Disclosure Controls and Procedures. The Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The financial statements filed for the quarter ended September 30, 2003 were restated to reflect the application of push down accounting resulting from the acquisition by Barnes & Noble of Bertelsmann’s interest in the Company and B&N.com in September 2003. The Form 10-Q filed November 14, 2003 did not include the effects of push down accounting on the Company’s financial statements due to the significant 25.3% equity interest in B&N.com still owned by the Company which the Company believed was significant enough to not require the application of push down accounting. Upon review, it has been determined that based on Barnes & Noble’s 96.6% voting interest in the Company, push down accounting is appropriate. In management’s opinion, given the interpretive nature of the restatement, such restatement did not change its conclusion that the Company’s controls and procedures are effective.

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

PART II
OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit
No.	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     On July 25, 2003, the Company furnished a Report on Form 8-K pursuant to Items 5 and 9 of such form announcing second quarter 2003 financial results.

     On July 30, 2003, the Company filed a Report on Form 8-K pursuant to Items 5 and 7 of such form announcing an agreement between Barnes & Noble and Bertelsmann for Barnes & Noble to acquire Bertelsmann’s entire equity interest in the Company and B&N.com.

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

Date: April 27, 2004