Form 10-K/A
period 2003-12-31
BARNESANDNOBLE COM INC
filed 2004-04-27
CIK 1069665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/ A

AMENDMENT NO. 1

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

barnesandnoble.com inc.

EXPLANATORY NOTE

      This Form 10-K/A is being filed for the purpose of amending (i) Part II, Item 6 “Selected Financial Data,” (ii) Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (iii) Part II, Item 8 “Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for the year ended December 31, 2003, which was filed by barnesandnoble.com inc. on March 15, 2004. The purpose of this amendment is to reflect the push down accounting treatment of Barnes & Noble, Inc.’s acquisition of Bertelsmann AG’s entire interest in barnesandnoble.com llc and barnesandnoble.com inc. which resulted in Barnes & Noble, Inc. increasing its voting interest in barnesandnoble.com inc. from approximately 48.4% to approximately 96.6%.

PART II

Item 6.	Selected Financial Data

      The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and consolidated notes thereto appearing elsewhere in this Form 10-K. Historical results are not necessarily indicative of future results.

	barnesandnoble.com inc. and subsidiaries

							barnesandnoble.com llc
	(Consolidated)						and its predecessor
	Restated year				Proforma
	ended	Year ended	Year ended	Year ended	year ended	May 25, 1999 to	January 1, 1999
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	to May 24,
	2003(6)	2002	2001	2000	1999(1)(2)	1999	1999(3)

	(thousands of dollars, except share data)
Statement of Operations Data:
Net sales	$424,815	$422,827	$404,600	$320,115	$193,730	$139,930	$53,800
Cost of sales	320,627	327,258	313,365	261,801	159,937	117,850	42,087

Gross profit	104,188	95,569	91,235	58,314	33,793	22,080	11,713
Operating expenses:
Fulfillment and customer service	36,595	35,990	44,637	49,880	19,395	11,743	7,652
Marketing, sales and editorial	30,390	35,760	61,418	82,620	81,682	59,181	24,140
Technology and web site development	30,725	35,787	45,298	40,397	21,006	15,058	5,948
General and administrative	25,548	26,265	32,362	31,270	18,842	12,582	4,622
Depreciation and amortization	27,467	33,502	41,981	36,088	15,510	10,183	5,327
Impairments and other special charges	—	—	88,213	75,051	—	—	—
Stock-based compensation	—	—	—	11,740	—	—	—
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733	30,728	—	—	—

Total operating expenses	150,725	170,841	342,642	357,774	156,435	108,747	47,689

Loss from operations	(46,537)	(75,272)	(251,407)	(299,460)	(122,642)	(86,667)	(35,976)
Interest income, net	226	1,615	7,041	23,737	20,238	18,615	1,623

Loss before minority interest	(46,311)	(73,657)	(244,366)	(275,723)	(102,404)	(68,052)	(34,353)
Minority interest	34,965	53,525	176,980	210,320	54,253	54,253	—

Net loss — historical	$(11,346)	$(20,132)	$(67,386)	$(65,403)	(48,151)	$(13,799)	(34,353)

Proforma adjustment to minority interest(4)					27,534		27,534

Net loss — proforma					$(20,617)		$(6,819)

Basic net loss per common share	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Basic weighted average common shares outstanding(5)	40,707	43,790	43,787	32,386	28,778	28,797	28,750
Basic net loss per share(5)	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Balance Sheet Data:
Cash and cash equivalents	$68,344	$70,144	$105,125	$179,609	$247,403
Long-term marketable securities	—	—	—	5,000	71,852
Working capital (deficit)	(26,747)	2,281	44,628	156,649	429,674
Total assets	347,918	209,734	287,376	528,935	679,518
Minority interest	172,516	52,305	105,845	282,804	482,896
Equity	12,971	22,641	42,758	110,144	120,682

(1)	Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company’s initial public offering on May 25, 1999.

(2)	The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company’s Initial Public Offering occurred at the beginning of the respective periods.

(3)	Includes the historical results of barnesandnoble.com llc and its predecessor.

(4)	Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5)	For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company’s Initial Public Offering assuming they were issued at the beginning of 1998.

(6)	As of September 15, 2003 the financial statements reflect push down accounting. The proportionate assets acquired and liabilities assumed have been adjusted to reflect Barnes & Noble’s basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets and goodwill. At December 31, 2003, the Company had $61.9 million of fixed assets, net of accumulated depreciation, and $102.1 million of net goodwill, accounting for approximately 47.1% of the Company’s total assets. B&N.com reviews its fixed assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by the Financial Accounting Standards Board (“FASB”), SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which the Company implemented in 2002, the Company completed its annual impairment test on the goodwill as of November 30, 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. In 2001, the Company recorded an impairment and special charges of $88.2 million of which $29.9 million was related to the impairment of goodwill and $24.8 million was related to the impairment of long-lived assets.

Results of Operations

Net Sales

	Year ended December 31,

	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Net sales	$424,815	0.5%	$422,827	4.5%	$404,600

      Net sales are comprised of sales of books, music, DVD/video and online courses including outbound shipping and handling charges, net of returns and discounts. In 2003 net sales increased 0.5% to $424.8 million from $422.8 million in 2002. The Company has been recording used and out-of-print sales on a net commission basis since April 2003 due to the launch of a new business arrangement for the used and out-of-print business whereby the Company acts as an agent on those sales. Comparable sales reflect the gross amount of used and out-of-print sales, consistent with how these sales were recorded in the prior year. Full-year comparable sales for 2003 were $437.2 million, a 3.4% increase compared to the prior year. In 2002 sales increased 4.5% to $422.8 million from $404.6 million in the previous year as a result of incremental units sold to new customers as well as repeat purchases from B&N.com’s existing customer base. International sales represented 3.3%, 4.1% and 5.2% of net sales for the years ended December 31, 2003, 2002 and 2001, respectively. The Company expects net sales to range between $435.0 million and $475.0 million for the year ended December 31, 2004.

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

Depreciation and Amortization

	Year ended December 31,

	Restated
	2003	% Change	2002	% Change	2001

	(in thousands of dollars)
Depreciation and amortization	$27,467	(18.0)%	$33,502	(20.2)%	$41,981
Percentage of net sales	6.5%		7.9%		10.4%

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

      Net cash flows provided by operating activities were $8.0 million for the year ended December 31, 2003. Net cash flows used in operating activities were $39.6 million and $85.2 million for the years ended December 31, 2002 and 2001, respectively. Cash provided by operating activities in 2003 was due to depreciation and amortization of $27.2 million, an increase in payable to affiliates of $23.7 million, an accrued liabilities increase of $6.7 million a decrease in receivables of $9.3 million. This was offset by a net loss of $11.3 million after minority interest of $35 million. Additionally, merchandise inventories increased $9.6 million, accounts payable decreased $2.8 million and prepaid expenses and other current assets increased $0.1 million. Cash used in 2002 was due to a net loss of $20.1 million after minority interest of $53.5 million. Additionally, accrued liabilities decreased $20.1 million and prepaid expenses and other current assets increased $0.1 million. This was offset by depreciation and amortization of $33.3 million, an increase in payable to affiliates of $4.7 million, a decrease in receivables of $1.1 million, a decrease in merchandise inventories of $0.3 million, equity in net loss of equity investments including amortization of intangibles of $3.5 million and an increase in accounts payable of $11.4 million. Cash used in 2001 was due to a net loss of $67.4 million after minority interest of $177.0 million. Additionally, accounts payable decreased $14.4 million, accrued liabilities decreased $13.9 million and merchandise inventories increased $0.3 million. This was offset by depreciation and amortization of $42.0 million, an increase in payable to affiliates of $16.4 million, a decrease in receivables of $10.4 million, a decrease in prepaid expenses and other current assets of $2.0 million, impairment and special charges of $88.2 million and equity in net loss of equity investments including amortization of intangibles of $28.7 million.

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

      We have audited the accompanying consolidated balance sheets of barnesandnoble.com inc. and subsidiaries, as of December 31, 2003 (post-acquisition) and 2002 (pre-acquisition) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of barnesandnoble.com inc. and subsidiaries at December 31, 2003 (post-acquisition) and 2002 (pre-acquisition), and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets.”

      As discussed in Note 1 to the consolidated financial statements, the financial statements have been restated for the application of push down accounting.

BDO SEIDMAN, LLP

/S/ BDO SEIDMAN, LLP

NEW YORK, NEW YORK
JANUARY 29, 2004,
Except for Note 1, as to which
the date is March 31, 2004

Item 8.	Financial Statements and Supplementary Data

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS

	Restated post-
	acquisition	Pre-acquisition
	December 31,	December 31,
	2003	2002

	(in thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$68,344	$70,144
Receivables, net of allowance $1,892 and $4,048	5,368	14,631
Merchandise inventories	57,900	48,303
Prepaid expenses and other current assets	4,072	3,991

Total current assets	135,684	137,069

Fixed assets, net	61,874	58,871
Goodwill	102,137	13,777
Trade name	44,700	—
Intangible assets, net	3,500	—
Other non-current assets	23	17

Total assets	$347,918	$209,734

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,277	$16,071
Accrued liabilities	77,197	70,456
Payable to affiliate	71,957	48,261

Total current liabilities	162,431	134,788

Minority interest	172,516	52,305

Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A: $0.001 par value; 750,000,000 shares authorized; 48,280,087 and 43,802,228 shares issued and outstanding	48	44
Common Stock Series B: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C: $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	190,966	189,294
Accumulated deficit	(178,043)	(166,697)

Total stockholders’ equity	12,971	22,641

Total liabilities and stockholders’ equity	$347,918	$209,734

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Restated year
	ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(in thousands, except per share data)
Net sales	$424,815	$422,827	$404,600
Cost of sales	320,627	327,258	313,365

Gross profit	104,188	95,569	91,235
Operating expenses:
Fulfillment and customer service	36,595	35,990	44,637
Marketing, sales and editorial	30,390	35,760	61,418
Technology and web site development	30,725	35,787	45,298
General and administrative	25,548	26,265	32,362
Depreciation and amortization	27,467	33,502	41,981
Impairments and other special charges	—	—	88,213
Equity in net loss of equity investments, including amortization of intangibles	—	3,537	28,733

Total operating expenses	150,725	170,841	342,642

Loss from operations	(46,537)	(75,272)	(251,407)
Interest income, net	226	1,615	7,041

Loss before minority interest	(46,311)	(73,657)	(244,366)
Minority interest	34,965	53,525	176,980

Net loss — historical	$(11,346)	$(20,132)	$(67,386)

Basic net loss per common share	$(0.28)	$(0.46)	$(1.54)
Basic weighted average common shares outstanding(1)	40,707	43,790	43,787

(1)	All periods exclude the assumed conversion of Membership Units and the elimination of minority interest, as it is not dilutive.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common
	Stock	Paid-in	Accumulated
	Series A	capital	deficit

	(in thousands)
Balance, December 31, 2000	$44	$189,279	$(79,179)
Net loss, for the year, net of $176,980 minority interest	—	—	(67,386)

Balance, December 31, 2001	$44	$189,279	$(146,565)
Exercise of stock options	—	15	—
Net loss, for the year, net of $53,525 minority interest	—	—	(20,132)

Balance, December 31, 2002	$44	$189,294	$(166,697)

Exercise of stock options, net of $3,975 minority interest	4	1,672	—
Net loss, for the year, net of $34,965 minority interest	—	—	(11,346)

Balance, December 31, 2003	$48	$190,966	$(178,043)

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
	year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001

	(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(11,346)	$(20,132)	$(67,386)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	27,159	33,298	41,981
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733
Impairments and other special charges	—	—	88,213
Changes in certain assets and liabilities, net of effects from acquisition:
Decrease (increase) in receivables, net	9,263	1,067	10,431
Decrease (increase) in merchandise inventories	(9,597)	260	(343)
Decrease (increase) in prepaid expenses and other current assets	(81)	(117)	2,011
Increase (decrease) in accounts payable	(2,794)	11,419	(14,414)
Increase in payable to affiliate	23,696	4,730	16,430
Increase (decrease) in accrued liabilities	6,686	(20,134)	(13,919)
Minority interest in loss	(34,965)	(53,525)	(176,980)

Net cash flows provided by (used in) operating activities	8,021	(39,597)	(85,243)

Cash flows from (used in) investing activities:
Purchases of fixed assets	(15,462)	(6,413)	(10,529)
Sales of marketable securities	—	10,141	27,554
Decrease (increase) in acquisition and investments in businesses, net of cash acquired	—	763	(4,408)
Decrease (increase) in other non-current assets	(6)	110	(1,858)

Net cash flows (used in) from investing activities	(15,468)	4,601	10,759

Cash flows from financing activities:
Proceeds from exercise of stock options	5,647	15	—

Net cash flows from financing activities	5,647	15	—

Net change in cash and cash equivalents	(1,800)	(34,981)	(74,484)
Cash and cash equivalents at beginning of period	70,144	105,125	179,609

Cash and cash equivalents at end of period	$68,344	$70,144	$105,125

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.	Business and Organization

      barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is a 29.6% equity interest in barnesandnoble.com llc (“B&N.com”), an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of December 31, 2003, Barnes & Noble, Inc. (“Barnes & Noble”) beneficially owned an equity interest of 73.0%, (or 115,000 membership units and 4,139 shares of Class A Common Stock) in B&N.com. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com for $2.80 per share or membership unit, payable in a combination of cash and notes. Each membership unit in B&N.com (“Membership Unit”) held by Barnes & Noble is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

      As a result of the above noted preliminary purchase price allocation, the accompanying balance sheet as of December 31, 2003 has been labeled Restated post-acquisition to indicate the new basis of accounting reflected as of that date. A similar distinction has not been reflected in the accompanying statement of operations, since the amounts reported for sales, net loss and net loss per share do not differ from those previously reported because the additional amortization resulting from the purchase price adjustments have all been attributable to the minority interest in the statement of operations. Similarly, the pro forma results of the Company assuming the acquisition of Bertelsmann’s interest by Barnes & Noble had occurred on January 1, 2003 would not differ from previously reported sales, net loss and net loss per share, and therefore have not been provided.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

      The following table shows the effect of the restatement for the application of push down accounting on the Company’s December 31, 2003 balance sheet:

December 31, 2003 Balance Sheet

		Net effects of
	As originally	push down
Impacted balance sheet line items	presented	accounting	As restated

Fixed assets, net	$48,474	$13,400	$61,874
Goodwill	13,777	88,360	102,137
Trade name	—	44,700	44,700
Intangible assets, net	—	3,500	3,500
Total assets	197,958	149,960	347,918
Minority Interest	22,556	149,960	172,516
Total liabilities and stockholders’ equity	197,958	149,960	347,918

      On January 8, 2004, the Company and Barnes & Noble entered into a definitive merger agreement. Under the terms of the merger, the holders of the Company’s outstanding common stock, other than that owned by Barnes & Noble, will be entitled to receive $3.05 in cash for each share that they own. As a result of this transaction, which is subject to approval by the Company’s shareholders, the Company will become wholly owned by Barnes & Noble. The closing of the merger is expected to occur during the second quarter of fiscal 2004.

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

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

5.	Fixed Assets

      Fixed assets, at cost, consist of the following:

	Restated
	December 31,	December 31,
	2003	2002

Computers and equipment	$78,782	$83,434
Leasehold improvements	13,131	14,846
Software	54,171	65,026

	$146,084	$163,306
Less: accumulated depreciation	84,210	104,435

Fixed assets, net	$61,874	$58,871

      As of September 15, 2003 a proportionate share of the fixed assets was adjusted to reflected Barnes & Noble’s basis.

6.	Accrued Liabilities

      Accrued liabilities consist of the following:

	December 31,

	2003	2002

Accrued merchandise payables	$40,021	$25,352
Accrued special charges	4,052	5,293
Accrued fixed assets	4,208	752
Accrued compensation	10,229	11,823
Accrued advertising	547	1,365
Accrued gift certificates	5,035	7,566
Other	13,105	18,305

	$77,197	$70,456

7.	Impairments and Special Charges

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

Closure of Facilities — B&N.com consolidated administrative and functional operations by closing Fatbrain’s Santa Clara, California office. Fatbrain’s two retail stores in California were also closed. Charges include exit costs related to the remaining term of non-cancelable lease obligations of the retail and Santa Clara facilities, related severance costs, as well as the abandonment of related fixed assets that will not be suited for future use in other remaining B&N.com facilities. Furthermore, B&N.com recently determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, B&N.com agreed to transfer the Reno warehouse lease and sell the Company’s inventory located in Reno to Barnes & Noble. The Board of

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all the employees at the Reno facility. The Reno lease assignment and the transfer of the operations of the Reno facility to Barnes & Noble was completed during the first half of 2002. Charges related to the Reno facility include the abandonment of fixed assets that were not suitable for use at other B&N.com facilities.

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

      A summary of the impairment and special charges for the years ended December 31, 2001 is as follows:

December 31,
2001

Facility closure costs	$33,442
Impairment of Fatbrain goodwill	29,976
Impairment of equity investments	9,158
Impairment of fixed and other assets	15,637

Total	$88,213

      The components of the accrued liability associated with the special charges are as follows:

	Balance	2002	Balance	2003	Balance	Due within	Due after
	31-Dec-01	Payments	31-Dec-02	Payments	31-Dec-03	12 Months	12 Months

Facility/Lease Termination Costs	$6,997	$(2,428)	$4,569	$(1,202)	$3,367	$1,616	$1,751
Employee Termination Benefits	4,436	(4,356)	80	(30)	50	50	—
Accrued Settlement Agreements	2,014	(1,370)	644	(9)	635	635	—

	$13,447	$(8,154)	$5,293	$(1,241)	$4,052	$2,301	$1,751

8.	Income Taxes

      The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit for any of the periods presented because it has experienced operating losses since inception. At December 31, 2003, the Company had net operating loss carryforwards of approximately $137,028 related to U.S. federal and state jurisdictions. Utilization of net operating loss carryforwards, which begin to expire at various times starting in 2010, may be subject to certain limitations under the Internal Revenue Code.

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

      On August 16, 2002, B&N.com, along with 17 other defendants, was sued in the United States District Court for the Eastern District of Texas by Charles E. Hill Associates for patent infringement of United States Patent Nos. 5,528,490 (the “490 Patent”), 5,761,649 and 6,029,142. On November 7, 2002, B&N.com and the other defendants answered and filed counterclaims for a declaratory judgment of non-infringement, invalidity and unenforceability of all three patents. On November 27, 2002, B&N.com joined the other defendants in filing a motion to change venue to the United States District Court for the Southern District of Indiana, where an earlier filed case against Compuserve, one of the defendants in the Texas case, was pending involving only the 490 Patent. On January 23, 2003, the court granted the motion to transfer and the transferred case was assigned to Judge McKinney in Indianapolis. On November 24, 2003, the Indiana court dismissed the case which Hill had filed against Compuserve alone (Cause no. IP97-0434-C-M/ S, Indiana) with prejudice based on the filing of a covenant not to sue by Hill. Consequently, on November 25, 2003, the Indiana court granted Hill’s motion to retransfer the case back to the U.S. District Court for the Eastern District of Texas. Compuserve has appealed the dismissal with prejudice and made a motion to stay the retransfer pending the outcome of the appeal, which motion was denied. The retransferred case has been reassigned to Judge Ward in the Eastern District of Texas. B&N.com intends to vigorously defend this action.

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

      B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes &

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(in thousands, except per share data)

Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the years ended December 31, 2003, 2002 and 2001, B&N.com recorded $2,357, $1,792 and $987, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $1,434, $1,280 and $383 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports. The financial statements filed for the year ended December 31, 2003 were restated to reflect the application of push down accounting resulting from the acquisition by Barnes & Noble of Bertelsmann’s interest in the Company and B&N.com in September 2003. The Form 10-K filed March 15, 2004 did not include the effects of push down accounting on the Company’s financial statements due to the significant 25.3% equity interest in B&N.com still owned by the Company which the Company believed was significant enough to not require the application of push down accounting. Upon review, it has been determined that based on Barnes & Noble’s 96.6% voting interest in the Company, push down accounting is appropriate. In management’s opinion, given the interpretive nature of the restatement, such restatement did not change its conclusion that the Company’s controls and procedures are effective.

      Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(3) Exhibits:

Exhibit
No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: April 27, 2004