Form 10-K/A
period 2003-12-31
BARNESANDNOBLE COM INC
filed 2004-04-30
CIK 1069665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑   No ☐

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

barnesandnoble.com inc.

-i-

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 originally filed with the Securities and Exchange Commission on March 15, 2004 and subsequently amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 27, 2004. The Company is filing this Form 10-K/A to include information required by Items 10, 11, 12, 13 and 14 of Part III because the Company’s proxy statement will not be filed within 120 days after the end of its fiscal year.

PART I

Item 1. Business

General

     barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is its 29.6% interest in barnesandnoble.com llc (“B&N.com”), and whose sole business is acting as sole manager of B&N.com. Through direct membership interests in B&N.com and ownership of common stock in the Company, as of March 1, 2004 Barnes & Noble, Inc. (“Barnes & Noble”) owned a 72.9% economic interest in B&N.com and a 96.3% voting interest in the Company. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com and the Company for $2.80 per share or membership unit in B&N.com (“Membership Unit”), payable in a combination of cash and notes. On January 8, 2004, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), which sets forth the terms and conditions of the proposed acquisition of the Company by a wholly owned subsidiary of Barnes & Noble. The Merger Agreement provides that at the closing of the merger, the holders of the Company’s outstanding common stock, other than Barnes & Noble and its subsidiaries, will receive $3.05 per share in cash for their shares, and the Company will become a privately held company, wholly owned by Barnes & Noble. The closing of the merger is expected to occur in the second quarter of fiscal 2004.

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

     The Company believes that B&N.com’s relationships with Barnes & Noble, the nation’s largest bookseller, provides B&N.com with meaningful advantages relative to other online retailers in its category, including:

•	The superior brand recognition of the Barnes & Noble trade name, which is a strong factor in attracting customers;

•	The use of Barnes & Noble’s distribution center as its primary product supplier, which enables B&N.com to offer approximately one million in-stock book titles for immediate delivery, representing the largest standing inventory of any online bookseller; B&N.com is also able to benefit from the supplier relationships maintained by Barnes & Noble with every significant book publisher;

•	The use of Barnes & Noble’s book database as the primary source of bibliographic data, which enables B&N.com to provide its customers with the most authoritative and accurate book data available;

•	The enterprise value of Barnes & Noble, including its network of 842 retail bookstores nationwide, provides significant advantages in attracting strategic partnerships;

•	Ongoing access to the substantial book selling and direct marketing knowledge and experience of the management of Barnes & Noble; and

•	Participation with Barnes & Noble to create and maintain a book buyers’ membership loyalty program, the Barnes & Noble Membership Program (formerly the “Readers’ Advantage™ card”), which offers discounts and other benefits to members. For a $25 annual membership fee, participating customers receive 10% additional discounts at Barnes & Noble stores and 5% additional discounts at B&N.com. In addition to discounts, member benefits include sign-up premiums and member-only events.

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

     Products that are Well Suited for E-Commerce. The book, music and video businesses are particularly well suited for e-commerce because an online store has virtually unlimited shelf space and can offer consumers anywhere the convenience of browsing through large product information databases. The use of sophisticated search and browse engines enables users to find books and music with convenience and speed and to get advance notice about new titles in their areas of personal interest. Editorial content, such as synopses, excerpts, reviews and recommendations, downloadable music sound samples and over 10,000 movie trailers, make for a more educated and entertaining purchasing decision. In addition, B&N.com’s core categories, books, music and DVD/video, are popular and economical gift items. According to the December 2003 eSpending Report from Goldman Sachs & Co., Harris Interactive, and Nielsen/Net Ratings, during the holiday 2003 season (November 1, 2003 to December 12, 2003) the books category increased by 33% over holiday 2002 to comprise $1.0 billion in sales or 7.7 percent of U.S. online spending; and DVD/video sales increased by 89% over holiday 2002 to comprise $1.2 billion in sales or 9.2% of U.S. online spending.

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

     B&N.com’s goals are to increase its customers and revenue base by:

     Continually Enhancing the User Experience. B&N.com is committed to making every aspect of browsing and shopping on its Web site an easy and intuitive experience. It makes continual efforts to improve the design, layout and navigation of all elements of its Web site, as well as to ensure that the site’s performance metrics are competitive, especially with regard to page download times and the speed of all search functions. Introduced in 2002, BookBrowser™, powered by a licensed navigation technology, allows users to easily browse millions of books in more than 400,000 categories using a host of criteria including subject, author, format, price range, award winners, recommended books, bestsellers and more. Additionally, BookBrowser™ enables users to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com also strives to make the ordering and checkout process easy, intuitive, fast and secure. In 2002 and 2003, the Company implemented a number of enhancements to both the order checkout process and to the account maintenance function. These improvements continue to assist customers in quickly completing their orders and enable them to easily modify information in their customer accounts. During the first half of 2003, special processing and systems capacity were allocated to handle the hundreds of thousands of pre-orders for the fifth installment in the Harry Potter series.

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

     Offering a Large Product Selection and Fast Delivery. B&N.com has access to the largest in-stock selection of in-print book titles available for immediate delivery, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. This includes an extensive selection of English-language books in print as well as millions of out-of-print, rare and used books. B&N.com’s online databases act as a highly searchable catalogue for the full spectrum of English-language books. The Company’s distribution network ensures speedy delivery. B&N.com’s search engine and BookBrowser™ navigation engine allow consumers to search and browse through the Company’s database of approximately one million titles available for immediate delivery.

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

     B&N.com’s integrated systems and tools provide functionality in the following areas:

     Book Database and Search Functionality. B&N.com has seamlessly incorporated the Barnes & Noble book database into the Web site. The Barnes & Noble book database is a comprehensive synthesis of multiple sources of data and content that feeds from publishers and third party sources. B&N.com has also developed a powerful proprietary search engine. Search results can be sorted by user-defined sequences including “bestseller”, “date published”, or in alphabetical sequence. In addition, in 2002 B&N.com introduced BookBrowser™, a navigation technology that allows customers to easily browse millions of books in more than 400,000 categories. BookBrowser™ also enables customers to select and combine categories that best match their interests to quickly arrive at a list of very specific and relevant books. B&N.com uses licensed technology to power BookBrowser™.

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

     There is a class action lawsuit entitled In Re Initial Public Offering Securities Litigation pending since April 2002 in the United States District Court for the Southern District of New York (the “Action”). The Action named over one thousand individuals and 300 corporations, including Fatbrain.com, Inc. (“Fatbrain”), (a Company subsidiary) and its former officers and directors. The Amended Complaints in the Action all allege that the initial public offering registration statements filed by the defendant issuers with the Securities and Exchange Commission, including the one filed by Fatbrain, were false and misleading because they failed to disclose that the defendant underwriters were receiving excess compensation in the form of profit sharing with certain of its customers and that some of those customers agreed to buy additional shares of the defendant issuers’ common stock in the after market at increasing prices. The Amended Complaints also allege that the foregoing constitute violations of: (i) Section 11 of the Securities Act of 1933, as amended (the “1933 Act”) by the defendant issuers, the directors and officers signing the related registration statements, and the related underwriters; (ii) Rule 10b-5 promulgated under the Securities Exchange Act of 1934 (the “1934 Act”) by the same parties; and (iii) the control person provisions of the 1933 and 1934 Acts by certain directors and officers of the defendant issuers. A motion to dismiss by the defendant issuers, including Fatbrain, was denied. After extensive negotiations among representatives of plaintiffs and defendants, a memorandum of understanding (“MOU”), outlining a proposed settlement resolving the claims in the Action between plaintiffs and the defendant issuers, has been entered into. A draft settlement agreement has been prepared and circulated among the defendants and plaintiffs in the action, the terms of which are consistent with the MOU and which, after execution, will be submitted to the court for approval. The proposed settlement is not expected to have any material adverse impact on the Company.

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

Item 6. Selected Financial Data

     The selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and consolidated notes thereto appearing elsewhere in this Form 10-K/A. Historical results are not necessarily indicative of future results.

	barnesandnoble.com inc. and subsidiaries
	(Consolidated)						barnesandnoble.com llc
							and its predecessor
	Restated				Proforma
	year ended	Year ended	Year ended	Year ended	year ended	May 25, 1999 to	January 1, 1999
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	to May 24,
	2003(6)	2002	2001	2000	1999(1)(2)	1999	1999(3)
	(Thousands of Dollars, Except Share Data)
Statement of Operations Data:
Net sales	$424,815	$422,827	$404,600	$320,115	$193,730	$139,930	$53,800
Cost of sales	320,627	327,258	313,365	261,801	159,937	117,850	42,087

Gross profit	104,188	95,569	91,235	58,314	33,793	22,080	11,713
Operating expenses:
Fulfillment and customer service	36,595	35,990	44,637	49,880	19,395	11,743	7,652
Marketing, sales and editorial	30,390	35,760	61,418	82,620	81,682	59,181	24,140
Technology and web site development	30,725	35,787	45,298	40,397	21,006	15,058	5,948
General and administrative	25,548	26,265	32,362	31,270	18,842	12,582	4,622
Depreciation and amortization	27,467	33,502	41,981	36,088	15,510	10,183	5,327
Impairments and other special charges	—	—	88,213	75,051	—	—	—
Stock-based compensation	—	—	—	11,740	—	—	—
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733	30,728	—	—	—

Total operating expenses	150,725	170,841	342,642	357,774	156,435	108,747	47,689

Loss from operations	(46,537)	(75,272)	(251,407)	(299,460)	(122,642)	(86,667)	(35,976)
Interest income, net	226	1,615	7,041	23,737	20,238	18,615	1,623

Loss before minority interest	(46,311)	(73,657)	(244,366)	(275,723)	(102,404)	(68,052)	(34,353)
Minority interest	34,965	53,525	176,980	210,320	54,253	54,253	—

Net loss — historical	$(11,346)	$(20,132)	$(67,386)	$(65,403)	(48,151)	$(13,799)	(34,353)

Proforma adjustment to minority interest(4)					27,534		27,534

Net loss — proforma					$(20,617)		$(6,819)

Basic net loss per common share	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Basic weighted average common shares outstanding(5)	40,707	43,790	43,787	32,386	28,778	28,797	28,750
Basic net loss per share(5)	$(0.28)	$(0.46)	$(1.54)	$(2.02)	$(0.72)	$(0.48)	$(0.24)
Balance Sheet Data:
Cash and cash equivalents	$68,344	$70,144	$105,125	$179,609	$247,403
Long-term marketable securities	—	—	—	5,000	71,852
Working capital (deficit)	(26,747)	2,281	44,628	156,649	429,674
Total assets	347,918	209,734	287,376	528,935	679,518
Minority interest	172,516	52,305	105,845	282,804	482,896
Equity	12,971	22,641	42,758	110,144	120,682

(1)	Includes the historical results of barnesandnoble.com llc for the entire year and the historical results of the Company from May 25, 1999. barnesandnoble.com inc. was incorporated on March 10, 1999, but had no activity until the Company’s initial public offering on May 25, 1999.

(2)	The proforma amounts do not give effect to the assumed charges to operating results which might have resulted had the Company’s Initial Public Offering occurred at the beginning of the respective periods.

(3)	Includes the historical results of barnesandnoble.com llc and its predecessor.

(4)	Represents the approximate 80% interest of Barnes & Noble and Bertelsmann in the net loss of barnesandnoble.com llc for periods prior to May 25, 1999.

(5)	For periods prior to May 25, 1999, reflects the proforma effect of the shares issued in the Company’s Initial Public Offering assuming they were issued at the beginning of 1998.

(6)	As of September 15, 2003 the financial statements reflect push down accounting. The proportionate assets acquired and liabilities assumed have been adjusted to reflect Barnes & Noble’s basis.

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

Results of Operations

Net Sales

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Net sales	$424,815	0.5%	$422,827	4.5%	$404,600

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

Gross Profit

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Gross profit	$104,188	9.0%	$95,569	4.8%	$91,235
Gross margin	24.5%		22.6%		22.5%

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

Fulfillment and Customer Service

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Fulfillment and customer service	$36,595	1.7%	$35,990	(19.4)%	$44,637
Percentage of net sales	8.6%		8.5%		11.0%

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

Marketing, Sales and Editorial

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Marketing, sales and editorial	$30,390	(15.0)%	$35,760	(41.8)%	$61,418
Percentage of net sales	7.2%		8.5%		15.2%

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

Technology and Web Site Development

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Technology and web site development	$30,725	(14.1)%	$35,787	(21.0)%	$45,298
Percentage of net sales	7.2%		8.5%		11.2%

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

General and Administrative

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
General and administrative	$25,548	(2.7)%	$26,265	(18.8)%	$32,362
Percentage of net sales	6.0%		6.2%		8.0%

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

Depreciation and Amortization

	Year ended December 31,
	(in thousands of dollars)
	Restated
	2003	% Change	2002	% Change	2001
Depreciation and amortization	$27,467	(18.0)%	$33,502	(20.2)%	$41,981
Percentage of net sales	6.5%		7.9%		10.4%

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
(in thousands of dollars)
2001
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

Equity in Net Loss of Equity Investments Including Amortization of Intangibles

	Year ended December 31,
	(in thousands of dollars)
	2002	% Change	2001
Equity in net loss of equity investments including amortization of intangibles	$3,537	(87.7)%	$28,733
Percentage of net sales	0.8%		7.1%

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

Interest Income, Net

	Year ended December 31,
	(in thousands of dollars)
	2003	% Change	2002	% Change	2001
Interest income, net	$226	(86.0)%	$1,615	(77.1)%	$7,041
Percentage of net sales	0.1%		0.4%		1.7%

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

     Net cash flows provided by operating activities were $8.0 million for the year ended December 31, 2003. Net cash flows used in operating activities were $39.6 million and $85.2 million for the years ended December 31, 2002 and 2001, respectively. Cash provided by operating activities in 2003 was due to depreciation and amortization of $27.2 million, an increase in payable to affiliates of $23.7 million, an accrued liabilities increase of $6.7 million a decrease in receivables of $9.3 million. This was offset by a net loss of $11.3 million after minority interest of $35.0 million. Additionally, merchandise inventories increased $9.6 million, accounts payable decreased $2.8 million and prepaid expenses and other current assets increased $0.1 million. Cash used in 2002 was due to a net loss of $20.1 million after minority interest of $53.5 million.

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

     The following summarizes the Company’s contractual obligations as of December 31, 2003 (in thousands):

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	40,799	5,041	11,474	7,165	17,119
Purchase obligations	7,252	4,251	3,001	—	—
Service arrangements (2).	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	3,367	1,616	1,751	—	—

Total	$51,418	$10,908	$16,226	$7,165	$17,119

(1)	The Company has pledged a portion of its cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At December 31, 2003, the total amount of collateral pledged under these agreements was $4,353.

(2)	The Company has entered into agreements with service providers, which are transaction based and have no minimum commitments.

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

barnesandnoble.com inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Restated
	year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2003	2002	2001
		(in thousands)
Cash flows provided by (used in) operating activities:
Net loss	$(11,346)	$(20,132)	$(67,386)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	27,159	33,298	41,981
Equity in net loss of equity investments including amortization of intangibles	—	3,537	28,733
Impairments and other special charges	—	—	88,213
Changes in certain assets and liabilities, net of effects from acquisition:
Decrease in receivables, net	9,263	1,067	10,431
Decrease (increase) in merchandise inventories	(9,597)	260	(343)
Decrease (increase) in prepaid expenses and other current assets	(81)	(117)	2,011
Increase (decrease) in accounts payable	(2,794)	11,419	(14,414)
Increase in payable to affiliate	23,696	4,730	16,430
Increase (decrease) in accrued liabilities	6,686	(20,134)	(13,919)
Minority interest in loss	(34,965)	(53,525)	(176,980)

Net cash flows provided by (used in) operating activities	8,021	(39,597)	(85,243)

Cash flows from (used in) investing activities:
Purchases of fixed assets	(15,462)	(6,413)	(10,529)
Sales of marketable securities	—	10,141	27,554
Decrease (increase) in acquisition and investments in businesses, net of cash acquired	—	763	(4,408)
Decrease (increase) in other non-current assets	(6)	110	(1,858)

Net cash flows from (used in) investing activities	(15,468)	4,601	10,759

Cash flows from financing activities:
Proceeds from exercise of stock options	5,647	15	—

Net cash flows from financing activities	5,647	15	—

Net change in cash and cash equivalents	(1,800)	(34,981)	(74,484)
Cash and cash equivalents at beginning of period	70,144	105,125	179,609

Cash and cash equivalents at end of period	$68,344	$70,144	$105,125

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. Business and organization

     barnesandnoble.com inc. (the “Company”) is a holding company whose sole asset is a 29.6% equity interest in barnesandnoble.com llc (“B&N.com”), an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of December 31, 2003, Barnes & Noble, Inc. (“Barnes & Noble”) beneficially owned an equity interest of 73.0%, (or 115,000 membership units and 4,139 shares of Class A Common Stock) in B&N.com. Barnes & Noble increased its interest to that level on September 15, 2003 by acquiring the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in B&N.com and the Company for $2.80 per share or membership unit, payable in a combination of cash and notes. Each membership unit in B&N.com (“Membership Unit”) held by Barnes & Noble is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

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

     The following table shows the effect of the restatement for the application of push down accounting on the Company’s December 31, 2003 balance sheet:

December 31, 2003 Balance Sheet
Impacted		Net effects of
balance sheet	As originally	push down
line items	presented	accounting	As restated
Fixed assets, net	$48,474	$13,400	$61,874
Goodwill	13,777	88,360	102,137
Trade name	—	44,700	44,700
Intangible assets, net	—	3,500	3,500
Total assets	197,958	149,960	347,918
Minority Interest	22,556	149,960	172,516
Total liabilities and stockholders’ equity	197,958	149,960	347,918

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

     Future minimum lease payments under non-cancelable operating leases as of December 31, 2003 are:

Future
Year ending	minimum lease
December 31,	payments
2004	$5,041
2005	3,872
2006	3,801
2007	3,801
2008	3,801
Thereafter	20,483

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

     The Company’s Retirement Plan allocation at December 31, 2003 and 2002, target allocation for 2004 and expected long-term rate of return by asset category are as follows:

		Percentage of plan
	Target allocation	assets at December 31,		Weighted average expected long-term
Asset Category	2003	2003	2002	rate of return - 2004
Large Capitalization Equities	25.0%	24.9%	21.5%	2.9%
Mid Capitalization Equities	15.0	14.9	15.0	1.7
Small Capitalization Equities	15.0	15.1	15.2	1.7
International Equities	5.0	5.5	5.1	0.6
Fixed Income Core Bonds	35.0	33.1	34.4	1.9
Global Bonds	5.0	4.4	5.6	0.3
Cash	0.0	2.1	3.2	0.0

Total	100.0%	100.0%	100.0%	9.1%

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

     The Accumulated Benefit Obligation of the Retirement Plan was as follows:

	December 31,	December 31,
	2003	2002
Accumulated Benefit Obligation	$939	$873

     Expected benefit payments are as follows over future years:

1/1/2004 - 12/31/2004	$6
1/1/2005 - 12/31/2005	8
1/1/2006 - 12/31/2006	10
1/1/2007 - 12/31/2007	12
1/1/2008 - 12/31/2008	22
1/1/2009 - 12/31/2013	144

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

     A summary of the status of stock options as of December 31, 2003 is presented below:

	Outstanding options
		Weighted average
	Number of	exercise price
	shares	per share
Balance December 31, 2002	18,172	$3.11
Options granted	2,421	1.48
Options forfeited	(1,173)	4.46
Options exercised	(4,478)	1.29

Balance December 31, 2003	14,942	$3.29

     The following table summarizes information as of December 31, 2003 concerning outstanding and exercisable options:

		Options outstanding		Options exercisable
		Weighted average
Range of		remaining	Weighted average		Weighted average
exercise price	Number	contractual	exercise price	Number	exercise price
per share	outstanding	life (in years)	per share	exercisable	per share
0.8000 - 2.4300	8,439	7.74	$1.25	8,292	$1.22
2.5000 - 4.9062	3,385	4.55	3.79	3,385	3.79
5.1250 - 8.0000	2,563	5.61	7.93	2,563	7.93
8.1250 - 18.3750	555	6.33	9.43	555	9.43

	14,942	6.60	$3.29	14,795	$3.28

     Grants during 2003, 2002 and 2001 were at fair value; therefore, no compensation expense was recorded. Equity Compensation Plan information for the year ended December 31, 2003 is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise prices of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan Category	warrants and rights	warrants and rights	column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	14,942	$3.29	4,217
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	14,942	$3.29	4,217

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

     B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a subscription to the Barnes & Noble Membership Program (formerly the “Readers’ Advantage™ card”) for an annual membership fee of $25.00 which is non-refundable after the first 30 days of the membership term. With this membership card, customers can receive discounts of 10% on all Barnes & Noble purchases and 5% on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the years ended December 31, 2003, 2002 and 2001 was $2,691, $1,359 and $636, respectively.

     In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement, B&N.com has received $10,568 and $2,669 as of December 31, 2003 and 2002, respectively from Marketing Services Corp., which represents reimbursement for purchases made with gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

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

     Barnes & Noble subleased warehouse space from B&N.com in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $1,882 for such subleased space for the years ended December 31, 2002 and 2001, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002, the Company determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, the Company agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877. The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno warehouse. The Reno lease assignment and the transfer of the operations of the Reno warehouse to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $943 in relation to these expenses for the year ended December 31, 2002.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Name	Age	Position
Leonard Riggio(1)(3)	63	Chairman of the Board

Stephen Riggio(1)(4)	49	Vice Chairman

Marie J. Toulantis	50	Chief Executive Officer

Kevin M. Frain	42	Chief Financial Officer and Vice President, Operations

David C. Willen	48	Chief Technology Officer

David Gitow	43	Vice President, Chief Marketing Officer

Daniel A. Blackman	41	Vice President and General Manager, Books, Music & Video

Michael N. Rosen(1)	63	Secretary and Director

Jan-Michiel Hessels(2)	61	Director

Patricia Higgins(5)	53	Director

William F. Reilly(3)	65	Director

(1)	Class B Director.

(2)	Class A Director and member of the Audit Committee and the Compensation Committee.

(3)	Member of the Special Committee, the Executive Committee and the Nominating Committee.

(4)	Member of the Executive Committee.

(5)	Class A Director and a member of the Audit Committee.

     Mr. Leonard Riggio, a Class B Director, has been Chairman of the Board of the Company and B&N.com since inception. Mr. Riggio is the founder of Barnes & Noble and has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986, and was Chief Executive Officer of Barnes & Noble from inception through February 2002. Since 1965 Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Bookstores, Inc. (“B&N College”), one of the nation’s largest operators of college bookstores. Since 1985, Mr. Riggio has been the Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc. (“MBS”), one of the nation’s largest wholesalers of college textbooks. Mr. Riggio is also a director of GameStop Corp. (“GameStop”), the nation’s largest specialty retailer of video games and a majority-owned subsidiary of Barnes & Noble. Mr. Leonard Riggio is the brother of Mr. Stephen Riggio.

     Mr. Stephen Riggio, a Class B Director, has been a director of the Company and B&N.com since inception and Vice Chairman since January 2000. From January 2000 to February 2002, Mr. Riggio was also Acting Chief Executive Officer of the Company and B&N.com, a position he previously held at B&N.com from inception to December 1998. Mr. Riggio has been a director of Barnes & Noble since September 1993, Vice Chairman of Barnes & Noble since December 1997 and was named Chief Executive Officer in February 2002. Mr. Riggio was Chief Operating Officer of Barnes & Noble from February 1995 until December 1997. Mr. Riggio is also a director of iUniverse, The National Book Foundation, The National Down’s Syndrome Society and The Association for the Help of Retarded Children. Mr. Stephen Riggio is the brother of Mr. Leonard Riggio.

     Ms. Marie J. Toulantis has been Chief Executive Officer of the Company and B&N.com since February 2002. Ms. Toulantis was President and Chief Operating Officer of the Company and B&N.com from May 2001 through February 2002. Prior to that, Ms. Toulantis was Chief Financial Officer of the Company and B&N.com from May 1999 through May 2001. From March 1999 through May 1999 Ms. Toulantis was Chief Financial Officer of Barnes & Noble and from July 1997 through May 1999 Ms. Toulantis was Executive Vice President, Finance of Barnes & Noble. Ms. Toulantis has served on the board of directors of Hershey Food Corporation since April 2003.

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

     Mr. David Gitow has been Vice President, Chief Marketing Officer of the Company and B&N.com since October 2001. Mr. Gitow is responsible for all partner and customer marketing and all marketing analysis and research. Mr. Gitow served as Chief Marketing Officer of enews from June 1999 through October 2001. Prior to joining enews, Mr. Gitow was with Time Warner Inc. for 13 years in a variety of positions culminating in his founding and serving as President of Time Inc. Home Entertainment.

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

     Mr. Michael N. Rosen, a Class B Director, has been Secretary and a director of the Company since inception. Mr. Rosen has been the Chairman of the New York office of Bryan Cave LLP since their July 2002 combination with Robinson Silverman Pearce Aronsohn and Berman LLP (“Robinson Silverman”), counsel to the Company and B&N.com. Prior to that, Mr. Rosen was Chairman of Robinson Silverman for more than the past five years. Mr. Rosen is also a director of Barnes & Noble, B&N College, MBS and GameStop.

     Mr. Jan-Michiel Hessels, a Class A Director, has been a director of the Company since August 1999. Mr. Hessels was the Chief Executive Officer of Royal Vendex KBB N.V. (“Vendex”) from 1990 until June 2000. Vendex is a multi-billion dollar Netherlands-based corporation with international retailing operations. Mr. Hessels is also a director of Schiphol Airport, Royal Vopak N.V., Royal Philips Electronics N.V., Euronext N.V., Fortis N.V. and Heineken N.V.

     Ms. Patricia Higgins, a Class A Director, has been a director of the Company since July 2000. Ms. Higgins was President and Chief Executive Officer from September 2000 to February 2004, and currently is a director, of Switch and Data Facilities Inc., an international operator of convergent computer network centers. Ms. Higgins was Vice President and Chief Information Officer of Alcoa Inc. from January 1997 to April 1999.

     Mr. William F. Reilly, a Class A Director, has been a director of the Company since August 1999. Mr. Reilly has been Chief Executive Officer of Aurelian Communications, a special interest publisher, since he founded it in February 2002. Mr. Reilly served as Chairman and Chief Executive Officer of Primedia Inc., a specialty media company, from February 1990 to 1999. Mr. Reilly is a member of the Board of Directors of FMC Corporation. Mr. Reilly serves on the Board of Trustees of the University of Notre Dame.

     Audit Committee. The Company has a separately designated Audit Committee. The current members of the Audit Committee are Mr. William F. Reilly, Mr. Jan-Michiel Hessels and Ms. Patricia Higgins. Each member of the Audit Committee meets the independence standards of the NASDAQ and the SEC. The Board of Directors has deferred making any determination with respect to the designation of an “audit committee financial expert” as defined by regulations promulgated by the SEC, pending the outcome of the Company’s contemplated merger with a subsidiary of Barnes & Noble.

     Code of Ethics. The Board of Directors has deferred finalizing a Code of Ethics applicable to the Company’s Senior Financial Officers, pending the outcome of the Company’s contemplated merger with a subsidiary of Barnes & Noble.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors and greater-than-10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that during the year ended December 31, 2003 its executive officers, directors and greater-than-10% stockholders complied with all Section 16(a) filing requirements.

Item 11. Executive Compensation

     The salaries and other compensation (other than long-term compensation) of the executive officers of the Company are paid by B&N.com. The following table summarizes the compensation paid or accrued by the Company and B&N.com for the year ended December 31, 2003 for the services rendered to the Company and B&N.com, to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the “Named Executive Officers”). Leonard Riggio, the Company’s Chairman and Stephen Riggio, the Company’s Vice Chairman, receive no salary or other cash compensation from the Company or B&N.com.

Summary Compensation Table

				Long-term
	Annual Compensation			Compensation
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation(1)
Marie J. Toulantis	2003	$596,153	$273,000	—	$8,288
Chief Executive Officer	2002	485,577	325,000	500,000	8,288
	2001	350,000	113,750	2,000,000	7,088
David C. Willen	2003	293,269	63,000	100,000	3,488
Chief Technology Officer	2002	261,538	94,875	350,000	283
	2001	41,538	80,000	—	—
Kevin M. Frain	2003	225,000	47,250	25,000	8,259
Chief Financial Officer and	2002	212,981	87,625	300,000	8,243
Vice President, Operations	2001	167,308	41,875	75,000	6,992
David Gitow	2003	262,500	42,650	200,000	7,116
Vice President,	2002	212,500	70,200	—	94,281 (2)
Chief Marketing Officer	2001	41,538	—	200,000	38
Daniel A. Blackman	2003	225,000	47,250	100,000	5,371
Vice President and General	2002	210,000	87,625	200,000	8,082
Manager, Books, Music & Video	2001	181,354	26,250	100,000	7,008

(1)	Except as otherwise indicated in Note 2 below, these amounts represent payments made by the Company for life insurance premiums and for contributions to the respective Named Executive Officers’ accounts under the Company’s 401(k) Savings Plan.

(2)	Of this amount, $87,750 represents contractual forgiveness of a loan from the Company to Mr. Gitow.

     Option Grants in 2003

     The following table sets forth certain information with respect to stock grants to the Named Executive Officers during the year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Individual Grants(1)
		% of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of
	Securities	Granted to			Stock Price Appreciation for
	Underlying	Employees	Exercise		Option Term(2)
	Options	in Fiscal	Price per	Expiration
Name	Granted	Year	Share	Date	5.0%	10.0%
Marie J. Toulantis	—	—%	$—	—	$—	$—
David C. Willen	100,000	4.13	1.29	3/23/2010	52,516	122,385
Kevin M. Frain	25,000	1.03	1.29	3/23/2010	13,129	30,596
David Gitow	200,000	8.26	1.29	3/23/2010	105,032	244,769
Daniel A. Blackman	100,000	4.13	1.29	3/23/2010	52,516	122,385

(1)	All options were granted with an exercise price equal to or above the fair market value of the Common Stock at the date of grant.

(2)	In accordance with the rules of the SEC, the amounts shown on this table reflect hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5.0% and 10.0%, compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised.

Options Exercised in 2003 and Fiscal Year-End Option Values

     The following table sets forth certain information with respect to the value of options held by the Named Executive Officers at December 31, 2003.

Aggregated Option Exercises in 2003 and Fiscal Year-End Option Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options
	Shares		Options at December 31, 2003		at December 31, 2003(1)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Marie J. Toulantis	—	$—	3,400,000	—	$4,312,400	$—
David C. Willen	—	—	450,000	—	705,465	—
Kevin M. Frain	—	—	462,000	—	709,340	—
David Gitow	—	—	400,000	—	754,000	—
Daniel A. Blackman	66,666	80,933	420,084	—	578,728	—

(1)	Based on the closing price of the Class A Common Stock on December 31, 2003 ($2.93 per share), less the option exercise price, multiplied by the number of shares exercisable or unexercisable.

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

Compensation of Directors

     All directors at the time of the Company’s Initial Public Offering of Class A Common Stock (the “Offering”), other than Leonard Riggio and Stephen Riggio, received options to purchase 40,000 shares of Class A Common Stock at a per share exercise price equal to the per share Offering price. Such options vested in four equal annual installments on the first through fourth anniversary of the completion of the Offering. Directors taking office after the Offering received options to purchase 40,000 shares of Class A Common Stock at an exercise price equal to the market price on such date, with such options vesting in four equal annual installments on the first through fourth anniversaries of the date of grant. Directors who are not employees of the Company,

B&N.com, Barnes & Noble or Bertelsmann receive an annual fee of $40,000 plus a fee of $2,500 for each committee meeting attended. In addition, members of the Special Committee formed in connection with the proposed merger with Barnes & Noble each receive a one-time fee of $75,000. Furthermore, all directors are reimbursed for certain expenses in connection with attendance at Board of Directors and committee meetings, and Special Committee members are reimbursed for all expenses in connection with such service. Other than with respect to reimbursement of expenses, directors who are employees or officers of the Company or B&N.com do not receive additional compensation for their services as directors.

Employment Arrangements

     Ms. Marie J. Toulantis has an employment agreement (the “Agreement”) for her services as Chief Executive Officer entered into as of October 31, 2002 and expiring on October 31, 2005. The Agreement provides for a minimum annual salary of $600,000 and an annual bonus in accordance with the Company’s annual bonus compensation plan established by the Compensation Committee. The Agreement also provides for reimbursement for all expenses incurred in the performance of her duties and responsibilities under the Agreement, a car allowance, disability insurance and a severance arrangement. The Agreement also provided for the grant of options to purchase 500,000 shares of common stock of the Company at an exercise price of $1.15 per share (the fair market value at the date of grant).

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee consists of William F. Reilly and Jan-Michiel Hessels, neither of whom is an officer or employee or former officer or employee of the Company or B&N.com.

Compensation Committee Report on Executive Compensation

     The Compensation Committee consists of William F. Reilly and Jan-Michiel Hessels. The Company offers compensation packages designed to attract and retain individuals whose skills are crucial to the long-term success of the Company. The compensation offered by the Company should reward and motivate individual and team performance in attaining business objectives and maximizing stockholder value.

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

Compensation Committee
William F. Reilly
Jan-Michiel Hessels

Performance Graph

     The graph set forth below compares cumulative total return on the Common Stock of the Company with the cumulative total return of the NASDAQ Stock Market Index and the NASDAQ Retail Trade Index, adjusted for stock splits and stock dividends, resulting from an initial assumed investment of $100 in each for the period beginning on the date of the Company’s Offering of the Common Stock on May 25, 1999 and the years ending December 31, 1999, 2000, 2001, 2002 and 2003.

		NASDAQ	NASDAQ
	barnesandnoble.com inc.	Stock Market	Retail Trade
05/25/99	100.00	100.00	100.00
12/31/99	78.82	171.38	96.82
12/31/00	7.29	103.36	59.43
12/31/01	8.56	82.04	82.13
12/31/02	6.39	56.72	69.81
12/31/03	16.28	84.80	97.20

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Equity Compensation Plan information for the year ended December 31, 2003 is as follows:

Number of securities
remaining available for
	Number of securities		future issuance under
	issued upon to be	Weighted-average	equity compensation
	exercise of	exercise prices of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column(a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	14,942	$3.29	4,217
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	14,942	$3.29	4,217

Incentive Plan

     General. The Company’s 1999 Incentive Plan (the “Incentive Plan”) provides that options to acquire shares of Class A Common Stock (“Shares”) may be granted to key officers, employees, consultants, advisors and directors of the Company or any of its subsidiaries or affiliates as shall be selected from time to time by a committee of not fewer than two directors of the Company, as designated by the Board of Directors. The purpose of the Incentive Plan is to assist the Company in attracting and retaining selected individuals to serve as directors, officers, consultants, advisors and employees of the Company and B&N.com who will contribute to the Company’s success and to achieve long-term objectives that will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the Common Stock. Awards under the Incentive Plan may take the form of stock options (“Options”), including corresponding share appreciation rights (“SARs”) and reload options, restricted stock awards and stock purchase awards.

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

     Options. “Incentive Stock Options” meeting the requirements of Section 422 of the Code, and “Nonqualified Stock Options” that do not meet such requirements are both available for grant under the Incentive Plan. The term of each Option is determined by the Compensation Committee, but no Option can be exercisable prior to six months from the date of grant or more than 10 years after the date of grant (except in the case of Options that are not Nonqualified Stock Options, where the Compensation Committee can specify a longer period). Options may also be subject to restrictions on exercise, such as exercise in periodic installments, as determined by the Compensation Committee. In general, the exercise price for Incentive Stock Options must be at least equal to 100% of the fair market value of the Shares on the date of grant and the exercise price for Nonqualified Stock Options will be determined by the Compensation Committee at the time of the grant. The exercise price can be paid in cash, or if approved by the Compensation Committee, by delivery of a promissory note or tendering Shares owned by the participant. Options are not transferable except by will or the laws of descent and distribution and may generally be exercised only by the participant (or his or her guardian or legal representative) during his or her lifetime, provided, however, the Nonqualified Stock Options may, under certain circumstances, be transferable to family members and trust for the benefit of the participant or his or her family members.

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

     Change in Control. Upon the occurrence of a change in control of the Company, all Options and related SARs may become immediately exercisable and the restricted Shares may fully vest. All options currently outstanding vest upon a change in control of the Company.

     Termination and Amendment. The Incentive Plan will terminate by its terms and without any action by the Board of Directors in 2008. No awards may be made after that date. Awards outstanding on such termination date will remain valid in accordance with their terms.

     The Compensation Committee may amend or alter the terms of awards under the Incentive Plan, including to provide for the termination or modifications of the vesting or performance provisions of the grants of restricted Shares, but no such action shall in any way impair the rights of a participant under any award, without such participant’s consent.

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

     A participant is entitled to a distribution of his or her Deferral Account upon retirement or following termination of employment, as elected by the Participant, but no later than the beginning of the year in which the Participant would attain age 70-1/2. A Participant may elect whether to receive the distribution in a lump sum or, at retirement, in annual installments over not more than fifteen (15) years.

     Amounts payable under the Deferred Compensation Plan are general unsecured obligations of B&N.com, payable out of B&N.com’s general assets to the extent not paid by a grantor trust that the Company may establish. The Company may amend or terminate the Deferred Compensation Plan at any time without affecting any of the rights granted prior to termination.

Defined Contribution Plan

     B&N.com is a participating employer in a defined contribution plan (the “401 (k) Savings Plan”), sponsored by Barnes & Noble, for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The 401(k) Savings Plan allows employees to invest up to 25%, not to exceed limits specified in the Internal Revenue Code, of their current gross cash compensation on a pre-tax basis. B&N.com’s contributions to the 401(k) Savings Plan are generally in amounts based upon a certain percentage of the employees’ pre-tax contributions. B&N.com provides matching contributions to participants in the amount of 100% of the first 3% of earnings and 50% of the next 2% contributed by them, which contributions are made consistent with the employees direction.

Beneficial Ownership of Shares

     The Company has three classes of Common Stock, par value $0.001 per share (the “Common Stock”). Each holder of the Company’s Class A Common Stock is entitled to one vote per share. Each holder of the Company’s Class B Common Stock or Class C Common Stock (collectively “High Vote Stock”) is entitled to the number of votes per share equal to: 10, multiplied by the sum of (a) the aggregate number of shares of High Vote Stock owned by such holder and (b) the aggregate number of Membership Units in B&N.com owned by such holder. Barnes & Noble is the beneficial owner of all of the Company’s outstanding Class B Common Stock and Class C Common Stock.

     The following table sets forth certain information regarding beneficial ownership of the Common Stock as of March 15, 2004 by: (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of the Company’s Class A Common Stock; (ii) each of the Company’s directors; (iii) the executive officers named in the Summary Compensation Table contained in “Executive Compensation”; and (iv) all current executive officers and directors as a group.

			Percentage
	Number of Shares		of Class A		Percentage of
Name and Address of Beneficial Owner	Beneficially Owned(1)		Common Stock(2)		Voting Power(2)(3)
Barnes & Noble, Inc. 122 Fifth Avenue New York, NY 10011	119,138,502	(4)	72.95	%(4)	96.3	%(4)
Leonard Riggio	2,014,437	(5)	4.17		*
Stephen Riggio	3,580,000	(6)	6.92		*
Marie J. Toulantis	3,818,000	(7)	7.38		*
David C. Willen	450,500	(8)	*		*
Kevin M. Frain	462,000	(9)	*		*
David Gitow	401,500	(10)	*		*
Daniel A. Blackman	420,084	(9)	*		*
Michael N. Rosen	100,000	(11)	*		*
Jan-Michiel Hessels	40,000	(9)	*		*
Patricia Higgins	40,000	(9)	*		*
William F. Reilly	90,000	(11)	*		*
All current executive officers and directors as a group (11 persons)	11,416,521	(12)	20.03		*

*	Represents less than 1%.

(1)	Except as indicated in the notes below, shares of Common Stock subject to options that are currently exercisable or exercisable within 60 days after March 15, 2004 are deemed to be outstanding and beneficially owned by the person holding such options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Excludes 4,158,088 shares issued to B&N.com in connection with the merger with Fatbrain.

(3)	Represents the percentage of voting power resulting from the effect of all outstanding High Vote Stock, assuming no conversion of that stock into Class A Common Stock.

(4)	Represents shares of High Vote Stock that are convertible into, and Membership Units that are exchangeable for, shares of Class A Common Stock on a one-for-one-basis at any time at the option of the holder thereof, together with 4,138,500 shares of Class A Common Stock, beneficially owned by Barnes & Noble through its wholly owned subsidiary B&N Holding.

(5)	Includes 600,000 shares each owned by B&N College and MBS. Does not include 119,138,502 shares of Class A Common Stock beneficially owned by Barnes & Noble. Mr. Riggio is Barnes & Noble’s Chairman of the Board and principal stockholder. Accordingly, he could be considered to beneficially own the shares owned by Barnes & Noble. Mr. Riggio disclaims any beneficial ownership of such shares.

(6)	Includes options granted by the Company to purchase 3,380,000 shares of Class A Common Stock.

(7)	Includes options granted by the Company to purchase 3,400,000 shares of Class A Common Stock.

(8)	Includes options granted by the Company to purchase 450,000 shares of Class A Common Stock.

(9)	All of these shares are issuable upon the exercise of options granted by the Company.

(10)	Includes options granted by the Company to purchase 400,000 shares of Class A Common Stock.

(11)	Includes options granted by the Company to purchase 40,000 shares of Class A Common Stock.

(12)	Includes options granted by the Company to purchase 8,672,084 shares of Class A Common Stock.

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

     B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a subscription to the Barnes & Noble Membership Program (formerly the “Readers’ Advantage™ card”) for an annual membership fee of $25.00 which is non-refundable after the first 30 days of the membership term. With this membership card, customers can receive discounts of 10% on all Barnes & Noble purchases and 5% on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the years ended December 31, 2003, 2002 and 2001 was $2,691, $1,359 and $636, respectively.

     In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement, B&N.com has received $10,568 and $2,669 as of December 31, 2003 and 2002, respectively from Marketing Services Corp., which represents reimbursement for purchases made with gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

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

     Barnes & Noble subleased warehouse space from B&N.com in Reno, Nevada. B&N.com charged Barnes & Noble $500 and $1,882 for such subleased space for the years ended December 31, 2002 and 2001, respectively. Additionally, Barnes & Noble reimbursed B&N.com $6,186 for fixed assets purchased on behalf of Barnes & Noble for the Reno warehouse. The equipment was sold to Barnes & Noble at its original cost. In January 2002, the Company determined it could not effectively utilize the full capacity of its Reno, Nevada distribution center. Accordingly, following Board approval on January 29, 2002, the Company agreed to transfer the Reno warehouse lease and sell B&N.com’s inventory located in Reno to Barnes & Noble. Barnes & Noble purchased the inventory from B&N.com at cost for approximately $9,877 The Board of Barnes & Noble also approved Barnes & Noble’s assumption of the lease obligation and the hiring of all of the employees at the Reno warehouse. The Reno lease assignment and the transfer of the operations of the Reno warehouse to Barnes & Noble was completed in April 2002. In connection with the transfer, B&N.com agreed to pay one-half of the rent charged for the facility through December 31, 2002. B&N.com paid $943 in relation to these expenses for the year ended December 31, 2002.

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

Item 14. Principal Accountant Fees and Services

Independent Accountants

     During the fiscal year ended December 31, 2003, BDO Seidman, LLP (“BDO Seidman”) provided various audit and permissible non-audit services to the Company. The Company and the Audit Committee have considered whether the non-audit services provided by BDO Seidman are compatible with maintaining the independence of BDO Seidman in its audit of the Company and are not considered prohibited services under the Sarbanes-Oxley Act of 2002. Set forth below are the aggregate fees billed for those services:

(a)	Audit Fees: The aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2003 and 2002 and for the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q were $315,000 and $338,000, respectively.

(b)	Audit-Related Fees: The aggregate fees billed by BDO Seidman for services rendered to the Company for the audit of the Company’s pension plan for the fiscal years ended December 31, 2003 and 2002 were $16,000 and $16,000, respectively.

(c)	Tax Fees: No such fees were incurred by the Company for the fiscal years ended December 31, 2003 and 2002.

(d)	All Other Fees: The aggregate fees billed by BDO Seidman for services rendered to the Company, other than the services described above under “Audit Fees” and “Audit-Related Fees,” for the fiscal years ended December 31, 2003 and 2002 were $15,000 and $7,000, respectively.

     The Audit Committee has determined that the provision of the services above are compatible with maintaining the independence of BDO Seidman. BDO Seidman does not provide consulting services to the Company in any capacity.

     Pre-approval Policies and Procedures. The Audit Committee Charter adopted by the Board of Directors of the Company requires that, among other things, the Audit Committee pre-approve the rendering by the Company’s independent auditor of all audit and permissible non-audit services. The Audit Committee has delegated to its Chairman, together with any other member of the Audit Committee, the authority to grant such pre-approvals during periods when the Audit Committee is not in session and a meeting cannot be readily convened. All fees paid to and or billed by our principal accountants were approved in accordance with the policy described above beginning May 6, 2003.

PART IV

Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)(1) Financial Statements:

     The following consolidated financial statements of the Company and subsidiaries and the related notes are filed as part of this report pursuant to Item 8:

       Reports of Independent Certified Public Accountants

       Consolidated Balance Sheets

       Consolidated Statements of Operations

       Consolidated Statement of Stockholders’ Equity

       Consolidated Statements of Cash Flows

       Notes to Consolidated Financial Statements

     (a)(2) Financial Statement Schedules:

     None.

     All schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or notes thereto.

     (a)(3) Exhibits:

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of January 8, 2004, by and among the Company, Barnes & Noble, B&N.com Holding Corp. and B&N.com Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed January 9, 2004)

3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

3.2	Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.1	Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.3	Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.4	1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.5	Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.6	Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.7	Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.8	Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.9	Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.10	Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

Exhibit
No.	Description

10.11	Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.12	Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.14 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.13	Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.14	Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.16 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.15	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.8 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.16	Amendment No. 1 to the Technology Sharing and License Agreement, between barnesandnoble.com llc, as Licensor and BOL.Global, Inc., as Licensee. (Incorporated herein by reference to Exhibit 10.18 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.17	Technology Sharing and Licensing Agreement, dated as of October 31, 1998, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.9 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.18	Amendment No. 1 to the Technology Sharing and License Agreement, between barnesandnoble.com llc, as Licensee and BOL.Global, Inc., as Licensor. (Incorporated herein by reference to Exhibit 10.20 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.19	Amended and Restated Database and Software License Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.15 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.20	Amendment No. 1 to the Amended and Restated Database and Software License Agreement, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.22 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.21	Trademark License Agreement, dated as of October 31, 1998, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.13 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

Exhibit
No.	Description

10.22	Amendment No. 1 to the Trademark License Agreement, between BOL.Global, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.24 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.23	Amended and Restated Trademark License Agreement, dated as of October 31, 1998, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.12 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.24	Amendment No. 1 to the Amended and Restated Trademark License Agreement, between Barnes & Noble College Bookstores, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.25	Web Site Agreement, dated as of January 31, 2001, between Textbooks.com, Inc. and barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.27 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.26	Employment Agreement, dated as of October 31, 2002, between the Company and Marie J. Toulantis (Incorporated herein by reference to Exhibit 10.26 in the Company’s Form 10-K for the year ended December 31, 2002, filed March 27, 2003)

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a–14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

     Subsequent to the end of the fourth quarter, on April 28, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form announcing first quarter 2004 financial results.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc. (Registrant)

By:	/s/ MARIE J. TOULANTIS Marie J. Toulantis Chief Executive Officer

Date: April 30, 2004