Form 10-Q
period 2004-03-31
BARNESANDNOBLE COM INC
filed 2004-05-10
CIK 1069665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

     Number of shares of $.001 par value Class A Common Stock, Class B Common Stock and Class C Common Stock outstanding as of May 3, 2004 was 52,484,075, one and one, respectively.

barnesandnoble.com inc.

March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
(unaudited)

	Three months ended
	March 31,	March 31,
	2004	2003
Net sales	$114,893	$105,964
Cost of sales	87,319	79,968

Gross profit	27,574	25,996

Operating expenses:
Fulfillment and customer service	9,654	9,005
Marketing, sales and editorial	7,746	9,129
Technology and web site development	7,664	7,390
General and administrative	6,250	6,392
Depreciation and amortization	6,122	7,354

Total operating expenses	37,436	39,270
Loss from operations	(9,862)	(13,274)
Interest income, net	89	137

Loss before minority interest	(9,773)	(13,137)
Minority interest	7,388	9,816

Net loss	$(2,385)	$(3,321)

Basic net loss per common share	$(0.05)	$(0.08)
Diluted net loss per common share	$(0.06)	$(0.08)
Basic weighted average common shares outstanding	44,177	43,802
Diluted weighted average common shares outstanding (1)	163,315	158,802

(1)	Includes assumed conversion of Membership Units and the elimination of minority interest.

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED BALANCE SHEETS
(in thousands of dollars, except per share data)

		Restated
	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,803	$68,344
Receivables, net of allowance $1,875 and $1,892, respectively	5,171	5,368
Merchandise inventories	45,024	57,900
Prepaid expenses and other current assets	4,550	4,072

Total current assets	83,548	135,684

Fixed assets, net	59,711	61,874
Goodwill	102,137	102,137
Trade name	44,700	44,700
Intangible assets, net	2,546	3,500
Other non-current assets	114	23

Total assets	$292,756	$347,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,861	$13,277
Accrued liabilities	53,362	77,197
Payable to affiliate	52,689	71,957

Total current liabilities	116,912	162,431

Minority interest	165,223	172,516
Commitments and contingencies
Stockholders’ equity:
Preferred Stock: $0.001 par value; 50,000,000 shares authorized; none issued and outstanding	—	—
Common Stock Series A; $0.001 par value; 750,000,000 shares authorized; 48,320,237 and 48,280,087 shares issued and outstanding	48	48
Common Stock Series B; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Common Stock Series C; $0.001 par value; 1,000 shares authorized; 1 share issued and outstanding	—	—
Paid-in capital	191,001	190,966
Accumulated deficit	(180,428)	(178,043)

Total stockholders’ equity	10,621	12,971

Total liabilities and stockholders’ equity	$292,756	$347,918

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,385)	$(3,321)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,973	7,353
Decrease in receivables, net	197	9,783
Decrease in merchandise inventories	12,876	2,883
(Increase) decrease in prepaid expenses and other current assets	(478)	495
Decrease in accounts payable	(2,416)	(6,055)
Decrease in payable to affiliate	(19,268)	(2,641)
Decrease in accrued liabilities	(23,835)	(20,851)
Minority interest in loss	(7,388)	(9,816)

Net cash flows used in operating activities	(36,724)	(22,170)

Cash flows from investing activities:
Purchases of fixed assets	(2,856)	(945)
Increase in other non-current assets	(91)	(2)

Net cash flows used in investing activities	(2,947)	(947)

Cash flows from financing activities:
Proceeds from exercise of stock options	130	—

Net cash flows from financing activities	130	—

Net decrease in cash and cash equivalents	(39,541)	(23,117)
Cash and cash equivalents at beginning of period	68,344	70,144

Cash and cash equivalents at end of period	$28,803	$47,027

See accompanying notes to consolidated financial statements.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

     The unaudited consolidated financial statements include the accounts of barnesandnoble.com inc. (the “Company”), barnesandnoble.com llc (“B&N.com”) and Barnes & Noble BookQuest LLC, a wholly owned subsidiary of B&N.com.

     In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly its consolidated financial position as of March 31, 2004 and the results of its operations and its cash flows for the three months then ended. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles. The consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003. The Company followed the same accounting policies in preparation of this report as in such Annual Report. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

1.	ORGANIZATION

     The Company is a holding company whose sole asset is a 29.6% equity interest in B&N.com, an online retailer of books, music and DVD/video, and whose sole business is currently acting as sole manager of B&N.com. As sole manager of B&N.com, the Company controls all of the affairs of B&N.com and as a result, B&N.com is consolidated with the Company. As of March 31, 2004, Barnes & Noble, Inc. (“Barnes & Noble”) beneficially owns an equity interest of 72.9%, (or 115,000 Membership Units and 4,139 shares of Class A Common Stock) in B&N.com. Each Membership Unit held by Barnes & Noble is convertible into one share of the Company’s Class A Common Stock. As reflected in the consolidated statements of operations, the loss before minority interest represents the total loss for the period and the net loss represents the portion of the loss attributable to the Company subsequent to the commencement of its activities.

     On September 15, 2003, Barnes & Noble completed its acquisition of the entire 36.8% equity interest of Bertelsmann AG (“Bertelsmann”) in the Company and B&N.com resulting in Barnes & Noble increasing its beneficial equity interest in the Company from approximately 38.0% to approximately 74.7% and its voting interest from approximately 48.4% to approximately 96.6%. The purchase price paid by Barnes & Noble was $165,406 (including acquisition costs of $1,253), equivalent to $2.80 per share or Membership Unit. As a result of the substantial change in ownership from this transaction, push down accounting has been applied to the Company’s financial statements. Accordingly, the proportionate share of the Company’s assets acquired and liabilities assumed have been adjusted to reflect Barnes & Noble’s basis. The $151,260 step-up resulting from the purchase price allocation was credited to the minority interest attributable to Barnes & Noble.

     Based upon a preliminary assessment of the fair values, the allocation of the purchase price to the approximate 36.8% proportionate amount of assets acquired and the liabilities assumed by Barnes & Noble was as follows:

Current assets	$35,370
Hardware and software	23,600
Other tangible assets	6,973
Customer list and relationships	4,800
Trade name	44,700
Goodwill	93,372

Total assets acquired	208,815
Liabilities assumed	43,409

Total purchase price	$165,406

     Hardware and software have been assigned preliminary estimated useful lives of four years. The customer list and relationships intangible asset has been assigned a preliminary useful life of four years to be amortized on an accelerated basis based on estimated usage, whereby a substantial portion of the asset will be amortized in the first year. The above preliminary purchase price allocation is subject to revision as more detailed analysis is completed and additional information on the fair

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

value of assets and liabilities of the Company becomes available. Barnes & Noble has engaged an independent third party to perform a valuation analysis. The final purchase price allocation is expected to be completed by the second quarter of 2004. It is possible that some or all of the preliminary amounts may change. The final allocation to goodwill and the trade name (which is considered to have an indefinite life and will not be amortized) will be tested at least annually for impairment in accordance with SFAS Statement No. 142, “Goodwill and Other Intangible Assets”.

     As a result of the above noted push down accounting, the accompanying balance sheets have been adjusted to reflect the new asset bases described above. Depreciation and amortization for the three months ended March 31, 2004 include $954 related to the above noted purchase price adjustment, all of which has been attributed to the minority interest in the statement of operations.

     On January 8, 2004, the Company and Barnes & Noble entered into a definitive merger agreement. Under the terms of this merger, the holders of the Company’s outstanding common stock, other than that owned by Barnes & Noble and its subsidiaries, will be entitled to receive $3.05 in cash for each share that they own. As a result of this transaction the Company will become wholly owned by Barnes & Noble. The closing of the merger is expected to occur during the second quarter of fiscal 2004. On May 3, 2004, the Company filed a definitive proxy statement with the Securities and Exchange Commission regarding the proposed merger.

2.	RECLASSIFICATIONS

     Certain prior-period amounts have been reclassified for comparative purposes to conform to the 2004 presentation.

3.	STOCK OPTIONS

     The Company has one stock-based employee compensation plan in effect. The Company accounts for all transactions under which employees receive shares of stock or other equity instruments in the Company based on the price of its stock in accordance with the provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. Options which have been repriced have been treated as variable options. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant and the market price of the stock has not exceeded the exercise price of any repriced options. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(2,385)	$(3,321)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards ($18 for three months ended March 31, 2004 and $944 for three months ended March 31, 2003), net of minority interest	(5)	(239)

Proforma net loss	(2,390)	(3,560)

Basic net loss per share:
As reported	$(0.05)	$(0.08)
Proforma SFAS No. 123	$(0.05)	$(0.08)
Diluted net loss per share:
As reported	$(0.06)	$(0.08)
Proforma SFAS No. 123	$(0.06)	$(0.08)

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

     The fair value for each option granted was estimated at the date of grant using the Black-Scholes option-pricing model, one of the allowable valuation methods under SFAS No. 123, with the following assumptions:

	Three Months Ended March 31,
	2004	2003
Average risk free interest rates	3.65%	4.00%
Average expected life (in years)	3.50	3.52
Volatility	102.27%	50.13%

     The weighted-average fair value of the options granted during the three months ended March 31, 2004 and 2003 was estimated to be $2.00 and $0.53, respectively.

4.	ACCRUED SPECIAL CHARGES

     An impairment of fixed assets and other special charges of $88,213 ($0.56 per share assuming conversion of membership units) was recorded as a component of operating expenses during the fourth quarter of 2001. These charges were primarily related to the impairment of fixed and other assets, including equity investments, as well as the consolidation of fulfillment operations and administrative functions. At March 31, 2004, the accrued liability associated with the special charges was $3,769 and consisted of the following:

	Balance	2004	Balance	Due within	Due after
	31-Dec-03	Payments	31-Mar-04	12 Months	12 Months
Facility/lease termination costs	$3,367	$283	$3,084	$1,649	$1,435
Employee termination benefits	50	—	50	50	—
Other impairment charges	635	—	635	635	—

	$4,052	$283	$3,769	$2,334	$1,435

5.	RELATED PARTY TRANSACTIONS

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

     B&N.com entered into a Supply Agreement, dated October 31, 1998, as amended, with Barnes & Noble (the “Supply Agreement”), whereby Barnes & Noble has agreed to supply inventory to B&N.com through Barnes & Noble’s distribution facilities and purchasing departments. Pursuant to the Supply Agreement, Barnes & Noble charges B&N.com its actual cost to acquire the inventory plus any incremental overhead incurred by Barnes & Noble in connection with providing such merchandise supply services. B&N.com purchased $27,974 and $26,417 from Barnes & Noble representing 31% and 36% of its purchases for the three months ended March 31, 2004 and 2003, respectively. The charges for incremental overhead for the three months ended March 31, 2004 and 2003 were $1,022 and $922, respectively.

     Under a Services Agreement, dated October 31, 1998, as amended, between B&N.com and Barnes & Noble (the “Services Agreement”), B&N.com receives various administrative services from Barnes & Noble, including, among other things, services for payroll processing, benefits administration, insurance (property and casualty, medical, dental and life) and

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

tax administration. In accordance with the terms of the Services Agreement, B&N.com reimburses Barnes & Noble in an amount equal to the third-party expenses it incurs to fund and provide such services, plus any incremental internal costs. B&N.com was charged $643 and $730 for such services during the three months ended March 31, 2004 and 2003, respectively.

     B&N.com has historically purchased merchandise directly from Calendar Club, L.L.C. (“Calendar Club”), a company engaged in the wholesaling and retailing of calendars, in which Barnes & Noble owns a 73.9% interest. B&N.com did not make any purchases from Calendar Club for the three months ended March 31, 2004 and 2003.

     B&N.com subleases from Barnes & Noble approximately one-third of a 300,000 square foot warehouse facility located in New Jersey. B&N.com was charged by Barnes & Noble $145 and $144 for such subleased space during the three months ended March 31, 2004 and 2003, respectively. The amount paid to Barnes & Noble by B&N.com approximates the cost per square foot paid by Barnes & Noble as tenant pursuant to its lease of the space from an unaffiliated third party.

     Since 1999, B&N.com has used AEC One Stop Group, Inc. (“AEC”) as its main music supplier, and as one of its suppliers of DVD/video. AEC is among the largest wholesale distributors of music, videos and DVDs in the United States. AEC also provides B&N.com with a music, DVD and video product database. Subsequent to the initial supply arrangement between AEC and B&N.com, AEC’s parent corporation was acquired by an investor group in which Leonard Riggio, Chairman of the Board of the Company and B&N.com, became a minority investor. B&N.com was charged by AEC $11,209 and $9,270 in connection with this agreement for merchandise purchased during the three months ended March 31, 2004 and 2003, respectively. In addition, B&N.com was charged by AEC $75 and $92 for database services during the three months ended March 31, 2004 and 2003, respectively. At March 31, 2004 and 2003, $4,423 and $2,475, respectively, remained payable to AEC.

     B&N.com licenses the “Barnes & Noble” name under a royalty-free license agreement, dated October 31, 1998, as amended, between B&N.com and B&N College (the “License Agreement”), of which Leonard Riggio is the principal stockholder. Pursuant to the License Agreement, the Company has been granted an exclusive license to use the “Barnes & Noble” name and trademark for the purpose of selling books over the internet (excluding sales of college textbooks). Under a separate agreement dated as of January 2001, between the Company and Textbooks.com, Inc. (“Textbooks.com”), a corporation owned by Leonard Riggio, B&N.com was granted the right to sell college textbooks over the Internet using the “Barnes & Noble” name. Pursuant to this agreement, B&N.com pays Textbooks.com a royalty on revenues (net of product returns, applicable sales tax and excluding shipping and handling) realized by the Company from the sale of books designated as textbooks. The term of the agreement is for five years and renews annually for additional one-year periods unless terminated 12 months prior to the end of any given term. For the three months ended March 31, 2004 and 2003, the Company recorded royalty expense of $1,582 and $1,299, respectively, under the terms of this agreement.

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

     B&N.com and Barnes & Noble commenced a marketing program in November 2000, whereby a customer purchases a subscription to the Barnes & Noble Membership Program (formerly the “Readers’ Advantage™ card”) for an annual membership fee of $25.00, which is non-refundable after the first 30 days of the membership term. With this membership card, customers can receive discounts of 10% on all Barnes & Noble purchases and 5% on all B&N.com purchases. B&N.com and Barnes & Noble have agreed to share the expenses, net of revenue from the sale of the cards, related to this program in proportion to the discounts customers receive on purchases with each company. B&N.com’s share of the card revenue generated from this program for the three months ended March 31, 2004 and 2003 was $894 and $557, respectively.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

     In 2002, B&N.com entered into an agreement with Marketing Services (Minnesota) Corp. (“Marketing Services Corp.”), a wholly owned subsidiary of Barnes & Noble, for marketing services, which includes the issuance of gift cards. Under this agreement B&N.com has received $7,138 and $5,481 as of March 31, 2004 and 2003, respectively from Marketing Services Corp., which represents reimbursement for purchases of gift cards in a Barnes & Noble store and redeemed on the B&N.com Web site.

     B&N.com ships, through its fulfillment centers, customer orders on behalf of Barnes & Noble to Barnes & Noble retail stores as well as to Barnes & Noble customers’ homes. B&N.com charges Barnes & Noble the costs associated with such shipments plus any incremental overhead incurred by B&N.com to process these orders. For the three months ended March 31, 2004 and 2003, B&N.com recorded $715 and $446, respectively, as a reimbursement for shipping and handling from Barnes & Noble. In addition, during 2001, B&N.com and Barnes & Noble entered into an agreement whereby B&N.com receives a commission on all items ordered by customers at Barnes & Noble stores and shipped directly to customers’ homes by B&N.com. Commissions for these sales were recorded as revenue and amounted to $483 and $308 for the three months ended March 31, 2004 and 2003, respectively.

     In 2000, B&N.com began purchasing new and used textbooks directly from MBS Textbook Exchange, Inc. (“MBS”), a corporation majority-owned by Leonard Riggio and one of the nation’s largest wholesalers of college textbooks. B&N.com’s total purchases for the three months ended March 31, 2004 and 2003 were $8,660 and $5,877, respectively. In addition, B&N.com maintains a link on its Web site called “Sell Your Textbooks” which is hosted by MBS and through which B&N.com customers are able to sell used books directly to MBS. B&N.com is paid a commission based on the price paid by MBS to the consumer. Total commissions received and recorded as revenue for the three months ended March 31, 2004 and 2003 were $19 and $21, respectively.

     Under a Strategic Relationship Agreement, dated as of May 1, 2001 (the “Strategic Relationship Agreement”), between B&N.com and GameStop Corp. (“GameStop”), a majority-owned subsidiary of Barnes & Noble, B&N.com’s Web site refers customers to the GameStop Web site for purchases of video game hardware, software and accessories and PC entertainment software. GameStop pays B&N.com a referral fee based on its net sales revenue from certain eligible purchases made by customers as a result of the redirection from the B&N.com Web site. Either party may terminate the Strategic Relationship Agreement on 60 days’ notice. Commissions of $2 and $3 were recorded as revenue for the three months ended March 31, 2004 and 2003, respectively, under this agreement.

     B&N.com has an approximate 46.8% equity stake in enews, inc. (“enews”), a company previously engaged in selling magazine subscriptions on the Internet, and accounted for this investment under the equity method. Substantially all of the balance of the shares are owned by Barnes & Noble. In July 2002, the Board of Directors and stockholders of enews approved a Plan of Complete Liquidation (the “Liquidation Plan”). As of December 31, 2003, the implementation of the Liquidation Plan had been substantially completed and was concluded by February 29, 2004. Prior to the implementation of the Liquidation Plan, B&N.com fulfilled a majority of orders for magazine subscriptions through enews and recorded a commission on these sales. B&N.com was reimbursed $138 and $49, respectively, for expenses incurred on behalf of enews for the three months ended March 31, 2004 and 2003.

     At December 31, 2004 and 2003, $52,689 and $45,620, respectively, remained payable to Barnes & Noble in connection with the transactions described above.

     In July 2003, Barnes & Noble announced that it reached an agreement with DirectGroup Bertelsmann, the direct-to-customer division of German-based media company Bertelsmann, to acquire all of Bertelsmann’s interest in B&N.com for $165,406 (including acquisition related costs) in a combination of cash and notes, equivalent to $2.80 per share or Membership Unit. On September 15, 2003 Barnes & Noble completed its acquisition of all of Bertelsmann’s interest in the Company and B&N.com resulting in Barnes & Noble increasing its beneficial equity interest in the Company from approximately 38.0% to approximately 74.7% and its voting interest from approximately 48.4% to approximately 96.6%.

barnesandnoble.com inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2004 and March 31, 2003
(in thousands of dollars, except per share data)
(unaudited)

     On January 8, 2004, the Company and Barnes & Noble entered into a definitive merger agreement. Under the terms of the merger, the holders of the Company’s outstanding common stock, other than that owned by Barnes & Noble and its subsidiaries, will be entitled to receive $3.05 in cash for each share that they own. As a result of this transaction the Company will become wholly owned by Barnes & Noble. The closing of the merger is expected to occur during the second quarter of fiscal 2004. On May 3, 2004, the Company filed a definitive proxy statement with the Securities and Exchange Commission regarding the proposed merger.

     Michael N. Rosen, a director and Secretary of the Company, is also a member of Bryan Cave LLP, outside counsel to the Company and B&N.com.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a holding company whose sole asset is its 29.6% equity interest in B&N.com and whose sole business is acting as sole manager of B&N.com. B&N.com launched its initial online store in March 1997 and is currently ranked the 13th most-trafficked online shopping site and the 4th most-trafficked Web site affiliated with a traditional retailer, based on the comScore Media Metrix March 2004 report.

     B&N.com has pursued a strategy of focusing on the sale of books, music, DVD/video and online courses. Since opening its online store (www.bn.com) in March 1997, B&N.com has sold products to approximately 18.0 million customers in 230 countries. B&N.com’s online bookstore includes the largest in-stock selection of in-print book titles, supplemented by more than 30 million listings from its nationwide network of out-of-print, rare and used book dealers. B&N.com offers its customers fast delivery, easy and secure ordering and rich editorial content.

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

     Impairment of Goodwill and Other Long-Lived Assets. The Company’s long-lived assets include fixed assets, goodwill and trade name. At March 31, 2004, the Company had $59.7 million of fixed assets, net of accumulated depreciation, $102.1 million of net goodwill and $44.7 million of trade name assets, accounting for approximately 70.1% of the Company’s total assets. B&N.com reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. In valuation, assets held and used are measured by a comparison of the carrying amount of an asset to undiscounted pre-tax future net cash flows. Future events could cause B&N.com to conclude that impairment indicators exist and that long-lived assets may be impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations. As required by SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company completed its annual impairment test on the goodwill and trade name as of November 30, 2003 and deemed that no impairment charge was necessary. The Company has noted no subsequent indicators of impairment. Changes in market conditions, among other factors, could have a material impact on these estimates.

Results of Operations

Net sales

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Net sales	$114,893	$105,964	8.4%

     Net sales are comprised of sales of books, music, DVD/video and online courses including outbound shipping and handling charges, net of returns and discounts. For the three months ended March 31, 2004, net sales increased 8.4% to $114.9 million from $106.0 million for the three months ended March 31, 2003 as a result of an increase in units sold to new customers as well as repeat purchases from B&N.com’s existing customer base. The Company has been recording used and out-of-print book sales on a net commission basis since April 2003 due to the launch of a new business arrangement for the used and out-of-print book business whereby the Company acts as an agent on those sales. Comparable sales reflect the gross amount of used and out-of-print sales, consistent with how these sales were recorded in the prior year. Comparable sales for the three months ended March 31, 2004 were $120.2 million, a 13.4 % increase compared to the three months ended March 31, 2003. The Company expects net sales for the second quarter ending June 30, 2004 to range between $85 million and $95 million.

Gross profit

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Gross profit	$27,574	$25,996	6.1%
Gross margin	24.0%	24.5%

     Gross profit is net sales less the cost of sales, which consists of the cost of merchandise sold to customers, and inbound and outbound shipping costs. For the three months ended March 31, 2004, gross profit increased 6.1% to $27.6 million from $26.0 million as a result of the Company’s 8.4% net sales increase. Quarterly gross margin results will fluctuate due to the timing of promotional activities.

Fulfillment and customer service

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Fulfillment and customer service	$9,654	$9,005	7.2%
Percentage of net sales	8.4%	8.5%

     Fulfillment and customer service expenses consist primarily of the cost of operating and staffing distribution and customer service centers, including costs attributable to picking, packing and preparing customer orders for shipment and responding to inquiries from customers. For the three months ended March 31, 2004, fulfillment and customer service expenses increased 7.2% on an absolute basis to $9.7 million from $9.0 million as a result of the 8.4% increase in net sales. The Company expects fulfillment and customer service expenses to decrease as a percentage of net sales during 2004.

Marketing, sales and editorial

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Marketing, sales and editorial	$7,746	$9,129	(15.1%)
Percentage of net sales	6.7%	8.6%

     Marketing, sales and editorial expenses consist primarily of advertising and promotional expenditures, as well as payroll and related expenses for personnel engaged in marketing and selling activities. For the three months ended March 31, 2004, marketing, sales and editorial expenses decreased in absolute dollars to $7.7 million or 6.7% of net sales from $9.1 million or 8.6% of net sales for the three months ended March 31, 2003, primarily due to the improvement in terms of online marketing deals, as well as the Company’s increased focus on more targeted and measurable marketing programs. The Company expects to continue to reduce these expenses as a percentage of net sales in 2004.

Technology and web site development

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Technology and web site development	$7,664	$7,390	3.7%
Percentage of net sales	6.7%	7.0%

     Technology and web site development expenses consist principally of payroll and related expenses for Web page production and computer network operations personnel and consultants, and costs of infrastructure related to systems and telecommunications. Certain costs relating to the development of internal-use software are capitalized and depreciated over three years. For the three months ended March 31, 2004, technology and web site development expenses decreased to 6.7% of net sales from 7.0% of net sales as a result of the Company’s 8.4% net sales increase. The Company expects technology and web site development expenses to decrease slightly as a percentage of net sales in 2004.

General and administrative

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
General and administrative	$6,250	$6,392	(2.2%)
Percentage of net sales	5.4%	6.0%

     General and administrative expenses primarily consist of payroll and related expenses for executive, finance and administrative personnel, recruiting, professional fees and other general corporate expenses, including costs to process credit card transactions. For the three months ended March 31, 2004, general and administrative expenses decreased to $6.3 million or 5.4% of net sales from $6.4 million or 6.0% of net sales for the three months ended March 31, 2003 primarily due to improved efficiencies.

Depreciation and amortization

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Depreciation and amortization	$6,122	$7,354	(16.8%)
Percentage of net sales	5.3%	6.9%

     For the three months ended March 31, 2004, depreciation and amortization expenses decreased to $6.1 million or 5.3% of net sales from $7.4 million or 6.9% of net sales for the three months ended March 31, 2003. The decrease is due to significant fixed asset purchases in 2000 becoming fully depreciated by the end of December 31, 2003. Capital expenditures for 2004 are expected to be within the range of $15 million to $20 million.

Interest income, net

	Three Months Ended March 31,
	(in thousands of dollars)
	2004	2003	% Change
Interest income, net	$89	$137	(35.0%)
Percentage of net sales	0.1%	0.1%

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

Liquidity and Capital Resources

     As of March 31, 2004, the Company’s cash and cash equivalents were $28.8 million, compared to $68.3 million on December 31, 2003. The Company continues to have a debt-free balance sheet.

     Net cash flows used in operating activities were $36.7 million for the three months ended March 31, 2004 and $22.2 million for the three months ended March 31, 2003. Cash used for the three months ended March 31, 2004 was attributable to a net loss of $2.4 million, minority interest of $7.4 million, a decrease in accrued liabilities of $23.8 million, a decrease in payable to affiliate of $19.3 million, a decrease of $2.4 million in accounts payable and an increase in prepaid expenses and other current assets of $0.5 million. This was offset by a decrease in receivables of $0.2 million, depreciation and amortization of $6.0 million and a $12.9 million decrease in merchandise inventories. Cash used for the three months ended March 31, 2003 was attributable to a net loss of $3.3 million, minority interest of $9.8 million, a decrease in accrued liabilities of $20.9 million, a decrease in payable to affiliate of $2.6 million and a decrease of $6.1 million in accounts payable. This was offset by a decrease in receivables of $9.8 million, depreciation and amortization of $7.4 million, a $2.9 million decrease in merchandise inventories and a decrease in prepaid expenses and other current assets of $0.5 million.

     Net cash flows used in investing activities of $2.9 million for the three months ended March 31, 2004 was attributable to purchases of fixed assets totaling $2.9 million. This was offset by a decrease in other non-current assets of $0.1 million. Net cash flows used in investing activities of $0.9 million for the three months ended March 31, 2003 was attributable to purchases of fixed assets totaling $0.9 million.

     Net cash flows from financing activities were $0.1 million for the three months ended March 31, 2004, due to proceeds from the exercise of stock options. There were no cash flows from financing activities for the three months ended March 31, 2003.

     At March 31, 2004, the Company’s principal sources of liquidity consisted of $28.8 million in cash and cash equivalents. As of March 31, 2004, the Company’s remaining principal commitments consisted of obligations outstanding under operating leases. The Company has pledged a portion of its cash and cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. The Company expects to gain leverage on previous investments in capital associated with operations, infrastructure and personnel. The Company has no unconsolidated majority-owned subsidiaries and no interests in special purpose entities.

     The following summarizes the Company’s contractual obligations as of March 31, 2004 (in thousands):

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases (1)	39,543	3,785	11,474	7,165	17,119
Purchase obligations	9,653	4,849	4,804	—	—
Service arrangements (2)	—	—	—	—	—
Other long-term liabilities reflected on the Company’s balance sheet under GAAP	3,084	1,649	1,435	—	—

Total	$52,280	$10,283	$17,713	$7,165	$17,119

(1)	The Company has pledged a portion of its cash equivalents as collateral for stand-by letters of credit that guarantee certain of the Company’s real property lease obligations. At March 31, 2004, the total amount of collateral pledged under these agreements was $4,353.

(2)	The Company has entered into agreements with service providers, which are transaction based and have no minimum commitments.

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

Item 3: Quantitative and Qualitative Disclosures about Market Risk

     B&N.com invests certain of its excess cash in money market funds consisting of debt instruments of the U.S. Government and its agencies, and of high quality corporate issuers. All highly liquid instruments with an original maturity of three months or less are considered cash equivalents; those with original maturities greater than three months and less than one year are classified as marketable securities. Long-term marketable securities mature in periods greater than one year. B&N.com is exposed to interest rate risk on the debt instruments that it holds. The value of the Company’s marketable securities is subject to market price volatility. As of March 31, 2004, the Company’s cash and cash equivalents totaled approximately $28.8 million.

Item 4: Controls and Procedures

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

     Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the first quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1: Legal Proceedings

     No material developments have occurred with respect to previously reported legal proceedings.

Item 2: Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     Not applicable.

Item 3: Defaults upon Senior Securities

     None.

Item 4: Submission of Matters to a Vote of Security Holders

     None.

Item 5: Other Information

     None.

Item 6: Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit
No.	Description
2.1	Agreement and Plan of Merger, dated as of January 8, 2004, by and among the Company, Barnes & Noble, B&N.com Holding Corp. and B&N.com Acquisition Corp. (Incorporated herein by reference to Exhibit 2.1 in the Company’s Current Report on Form 8-K, filed January 9, 2004)

3.1	Amended and Restated Certificate of Incorporation of the Company. (Incorporated herein by reference to Exhibit 3.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

3.2	Amended and Restated By-laws of the Company. (Incorporated herein by reference to Exhibit 3.2 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.1	Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.1 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.2	Amendment No. 1 to Second Amended and Restated Limited Liability Company Agreement of barnesandnoble.com llc. (Incorporated herein by reference to Exhibit 10.30 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.3	Stockholders Agreement between Barnes & Noble, Inc. and Bertelsmann AG. (Incorporated herein by reference to Exhibit 10.3 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.4	1999 Incentive Plan of the Company. (Incorporated herein by reference to Exhibit 10.1 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.5	Deferred Compensation Plan of the Company. (Incorporated herein by reference to Exhibit 10.25 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.6	Retirement Plan of the Company. (Incorporated herein by reference to Exhibit 10.26 in Amendment No. 3 of the Company’s Registration Statement No. 333-64211, filed May 24, 1999)

10.7	Agreement of Lease, dated as of October 1, 1999, between 111 Chelsea LLC, as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.33 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.8	Indenture of Lease and Amendments thereto, dated as of June 7, 1994, between SDI Technologies, Inc., as Landlord, and B. Dalton Bookseller, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.22 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.9	Lease, dated as of June 30, 1997, between P.A. Building Company, as Landlord, and Barnes & Noble, Inc., as Tenant. (Incorporated herein by reference to Exhibit 10.23 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.10	Amended and Restated Industrial Lease Agreement effective as of July 27, 1999, between Industrial Developments International (Tennessee), L.P., as landlord, and barnesandnoble.com llc, as tenant. (Incorporated herein by reference to Exhibit 10.31 in the Company’s Form 10-K for the year ended December 31, 1999, filed March 30, 2000)

10.11	Supply Agreement, dated as of October 31, 1998, between barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.14 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.12	Amendment No. 1 to the Supply Agreement, between barnesandnoble.com llc and Barnes & Noble Inc. (Incorporated herein by reference to Exhibit 10.14 in the Company’s Form 10-K for the year ended December 31, 2000, filed April 2, 2001)

10.13	Amended and Restated Services Agreement, dated as of October 31, 1998, among the Company, barnesandnoble.com llc and Barnes & Noble, Inc. (Incorporated herein by reference to Exhibit 10.10 in Amendment No. 1 of the Company’s Registration Statement No. 333-64211, filed March 18, 1999)

10.14	Amendment No. 1 to the Amended and Restated Services Agreement, among the Company, barnesandnoble.com llc

Exhibit
No.	Description
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

     Subsequent to the end of the first quarter, on April 28, 2004, the Company furnished a Report on Form 8-K pursuant to Items 7 and 12 of such form announcing first quarter ended March 31, 2004 financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

barnesandnoble.com inc. (Registrant)
Date: May 10, 2004;	By:	/s/ Kevin M. Frain
Kevin M. Frain
Chief Financial Officer and Vice President, Operations (Principal Accounting and Financial Officer)